Form 10-Q
period 1994-12-31
MICROCOM INC
filed 1995-02-14
CIK 795571

13
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                Form 10-Q
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 .

            For the quarterly period ended December 31, 1994
                              OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from        to


                       Commission File No. 0-14805
                            Microcom, Inc.
        (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                04-2710644
      (State or other jurisdiction of                    (I.R.S.
      Employer incorporation or organization)     Identification Number)

      500 River Ridge Drive                            02062-5028
      Norwood, Massachusetts                          (Zip Code)
      (Address of principal executive offices)

    Registrant's telephone number, including area code: (617) 551-1000


    Securities registered pursuant to Section 12(b) of the Act:
       None Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $.01



  Indicate  by  check   whether the registrant (1) has filed  all reports
  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
  to such filing requirements for the past 90 days.  Yes X no   .

  Indicate  the  number  of shares outstanding of  each  of  the issuer's classes  of  common  stock, as of the latest
  practicable  date:   As  of December 31, 1994, 10,869,947.

                        MICROCOM, INC.

                       TABLE OF CONTENTS









PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEET                                 3

CONSOLIDATED STATEMENT OF OPERATIONS                       4

CONSOLIDATED STATEMENT OF CASH FLOWS                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                        8



PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K                         11

SIGNATURES                                               12

PART I.  FINANCIAL INFORMATION

                        MICROCOM, INC.

                  CONSOLIDATED BALANCE SHEET

                          (Unaudited)


(In thousands)
                                          DEC 31,1994    MAR 31, 1994
 ASSETS

Current assets:
 Cash and equivalents                            732          5,342
 Accounts receivable, less reserves of $317
  and $246 at December 31, 1994 and March 31,1994,
  respectively                                 17,109        13,282
 Inventories (Note 2)                          19,251         5,975
 Prepaid expenses and other current assets        831         1,130
     Total current assets                      37,923        25,729
Property and equipment, net (Note 3)            5,640         5,357
Other assets, net                               7,241         7,367
                                               50,804        38,453

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capitalized leases
  and short-term debt                          10,259          853
 Accounts payable                               6,627        7,999
 Accrued expenses                               1,669        1,353
 Accrued restructuring costs                      176        1,492
 Income taxes                                     381           75
     Total current liabilities                 19,112       11,772
Long-term portion of capitalized leases           193          450
Commitments and contingencies
Stockholders' equity:
 Common stock, $.01 par value, authorized
 30,000 shares,issued -  11,851 shares at
 December 31, 1994 and 11,442 shares
 at March 31, 1994                                120          114
Capital in excess of par value                 59,546       58,504
Stock loans - related parties                  (1,942)      (1,612)
 Unrealized loss on marketable securities        (467)        (534)
 Accumulated deficit                          (23,260)     (27,350)
 Treasury stock, at cost, 981 shares           (2,613)      (2,613)
 Cumulative translation adjustment                115         (278)
     Total stockholders' equity                31,499       26,231
                                               50,804       38,453

The accompanying notes are an integral part of these consolidated financial statements.

                             MICROCOM, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993

                          (Unaudited)

 (In thousands except per share amounts)
                                          Three Mo Ended   Nine Mo Ended
                                          1994      1993  1994     1993

Net sales                                23,134  14,849  67,219  39,376
Cost of sales                            12,770   7,384  37,110  20,070
Gross margin                             10,364   7,465  30,109  19,306

Operating expenses:
Research and development                2,725    2,337    7,601   6,859
Sales and marketing                     4,369    3,468   13,740  11,454
General and administrative              1,215    1,312    3,509   4,252
Restructuring costs (Note 5)              _        _        _     6,500
  Total operating expenses              8,309    7,117   24,850  29,065

Income (loss) from operations            2,055      348   5,259  (9,759)
Interest income                              3        1      66      36
Interest expense                         (199)     (54)   (390)    (185)
Other expense, net                        (60)       _    (124)      _
Income (loss) before income taxes        1,799      295   4,811  (9,908)
Provision for income taxes                 270       30     721      61
Net income (loss)                        1,529      265   4,090  (9,969)

Net income (loss) per share               $.13     $.03    $.34  $(1.01)

Weighted average number of shares
outstanding                             11,921   10,363   12,002  9,913

The accompanying notes are an integral part of these consolidated financial statements.

                             MICROCOM, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993


                               (Unaudited)
(In thousands)
                                                    1994       1993
Cash flows from operating activities:
Net income(loss)                                  4,090     (9,969)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                   4,451      4,715
 Changes in assets and liabilities:
   Accounts receivable, net                      (3,827)     1,330
   Inventories                                  (13,276)     1,180
   Prepaid expenses and other current assets        299        209
Other assets                                        380          5
   Accounts payable and accrued expenses           (936)    (1,737)
   Accrued restructuring costs                   (1,070)     2,140
   Income taxes                                     306       (112)
Total adjustments                               (13,673)     7,730
      Net cash used in operating activities      (9,583)    (2,239)

Cash flows from investing activities:
 Disposition of divisions                                    1,000
Purchase of property and equipment              (2,053)       (759)
 Capitalized software development costs         (3,230)     (2,687)
  Net cash used in investing activities         (5,283)     (2,446)

Cash flows from financing activities:
 Borrowings under credit agreement               9,920
 Banker acceptance on inventory purchases, net    (541)
 Capitalized leases                               (230)       (207)
 Proceeds from exercise of stock options         1,107         958
  Net cash provided by financing activities     10,256         751
Effect of exchange rates on cash                                47
Net decrease in cash and equivalents            (4,610)     (3,887)
Cash and equivalents at beginning of period      5,342       9,108
Cash and equivalents at end of period              732       5,221

The accompanying notes are an integral part of these consolidated financial statements.

                             MICROCOM, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               (Unaudited)


Note 1.  Basis for Presentation
The  consolidated balance sheet as of December 31, 1994 and the related consolidated statement of operations and cash flows for the three and nine months ended December 31, 1994 and 1993 are unaudited.
In  the opinion   of  management,  all  adjustments  necessary  for
the   fair presentation  of  such financial statements have been
included.   Other than restructuring costs discussed in Note 5, such
adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.


Note 2.  Inventories

(In thousands)                DECEMBER 31, 1994  MARCH 31, 1994

Raw materials                         4,798             2,391
Finished goods                       14,453             3,584
                                     19,251             5,975


Note 3.  Property and Equipment

Depreciable
(In thousands)              DEC 31, 1994     MAR 31, 1994   Life in Yrs

Computer equipment and
software                        9,271           8,391          2-7
Manufacturing equipment         3,205           2,882          3-7
Furniture and fixtures          1,417           1,475            8
Leasehold improvements          1,661           1,802      Life of Lease
                               15,554          14,550
Accumulated depreciation and
amortization                   (9,914)         (9,193)
                                5,640           5,357

Note 4.  Supplemental Cash Flow Information

For the nine months ended December 31, 1994 and 1993:

(In thousands)                            1994           1993

Cash paid for:
Income taxes                               65             171
Interest                                  390              96

Items not effecting cash:
Unrealized loss on marketable
securities                                 67             534
Note receivable, disposition of
division                                                  500
Stock loans                               330           1,317

Note 5.  Restructuring Costs

The operating loss for the nine months ended December 31, 1993 includes a restructuring charge of $6,500,000 related primarily to
(i) a 12% workforce reduction in the areas of sales and marketing, and general and administrative (resulting in a charge of $870,000),
(ii) the direct costs affecting the realizability of certain assets associated with the implementation of a new sales, marketing and distribution plan in the amount of $3,275,000 and (iii) the costs associated with the disposition of the Company's Client Server Technologies Group, which developed and marketed the LANlord product line, in the amount of $1,850,000. Restructuring and other costs accrued in the first quarter of 1994 were paid and/or realized as follows: $3,400,000, $1,900,000, and $1,200,000 in the second, third, and fourth quarters of 1994, respectively.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Results of Operations

Net Sales - Net sales for the three and nine month periods ended December 31, 1994, were $23,134,000 and $67,219,000, respectively, as compared to $14,849,000 and $39,376,000 for the same periods last year. These increases were primarily attributable to modem sales, and in particular, the V.fast HDMS network
management  systems  sales.   A significant  portion of the HDMS sales
were made to one customer which accounted for 30% of the first quarter net sales, 24% of the second quarter net sales, and 11% of the third quarter net sales. However, net sales to other customers increased by $17,795,000 for the first nine months of this year as compared to last year. These increases were also attributable to the shipment of V.fast modems, a modem product not available in the first or second quarter of 1994.

International sales for the three and nine month periods ended
December 31, 1994, were $7,235,000 and $18,188,000, respectively, as compared  to $2,822,000  and  $8,259,000  for  the same  periods  last
year.  These increases   were  primarily  due  to  new  product  offerings
in the international markets including V.fast modems and LANexpress remote LAN access products.

Gross Margin - During the three and nine month periods ended December 31, 1994, gross margins increased by $2,899,000 and $10,803,000, respectively, an increase of 39% and 56% over the same
periods  last year.   The absolute dollar increases were primarily due
to an increase in net sales. Gross margins for both the three and nine month periods ended December 31, 1994 were 45% of net sales, as compared to 50% and 49% for the same periods last year. The decrease in gross margins as a percentage of net sales was primarily due to a decrease in the average selling price of the Company's modem products and a higher percentage of the Company's product sales consisting of modem, LANexpress, and HDMS sales.

Research and Development - For the three and nine month periods ended December 31, 1994, research and development costs increased $388,000 and $742,000, respectively, or 17% and 11% over the same periods last year. These increases were primarily due to the addition of personnel and their related costs. Research and development expenses were 12% and 11% of net sales for the three and nine month periods ended December 31, 1994, as compared to 16%
and 17% for the same periods last year.   The decrease  as a
percentage of sales was primarily due to the increase  in net sales.

Sales and Marketing - For the three and nine month periods ended December 31, 1994, sales and marketing expenses increased, $901,000 and $2,286,000, respectively, increases of 26% and 20% over the same periods last year. These increases were primarily attributable to the growth in the domestic sales force during the first six months of the year and, in the costs associated with increased support requirements for the Company's newer product offerings. Sales and marketing expenses were approximately 19% and 20% of net sales for the three and nine month

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)

periods ended December 31, 1994, as compared to 23% and 29% for the comparable periods last year. The decrease as a percentage of net sales was primarily due to the increase in net sales offset by increased spending as noted above.

General and Administrative - During the three and nine month periods ended December 31, 1994, general and administrative expenses decreased by $97,000 and $743,000, respectively, decreases of 7% and
17% over the same  periods  last year.   These decreases were
primarily due to the second quarter reduction in personnel in the prior year. General and administrative expenses were approximately 5% of net sales for both the three and nine month periods ended December 31, 1994, as compared to 9% and 11% for the comparable
periods last year.   These decreases  as  a percentage  of net sales
were due to the increase in net sales and the second quarter reduction in personnel in the prior year.

Interest  Expense  -   During the three and  nine  month  periods
ended December 31, 1994, interest expense increased by $145,000 and $205,000, respectively. These increases were primarily due to
the   Company utilizing it's line of credit during the first nine months of the year. There were borrowings outstanding of aproximately $10,000,000 at December 31, 1994 under the Company's line of credit.

Income Taxes - The Company's effective tax rate was 15% for the three and nine month periods ended December 31, 1994. The primary difference between the statutory rate and the Company's effective tax rate reflects the utilization of a net operating loss carryforward. In 1994, the Company did not record a benefit for income taxes due to the uncertainty of being able to utilize it's net operating loss carryforward.


Liquidity and Capital Resources

As  of  December  31, 1994, the Company had $732,000 in  cash  and
cash equivalents.   In  addition, the Company had a line of credit
agreement with a bank which allowed the Company to borrow up to the lesser of (i) an amount equal to a percentage of certain eligible accounts receivable of the Company, or (ii) $12,500,000 (which amount may be decreased to $7,500,000 at the end of any fiscal
quarter if at such time the  Company does   not  satisfy  certain
financial  requirements).   The  resulting limitation  is further
reduced by amounts which may be drawn on letters of credit and banker's acceptances outstanding for the account of the Company, and by a percentage of the Company's exposure under any foreign currency exchange contracts. Interest on the line of credit is the bank's prime rate (8.5% at December 31, 1994) plus 2% (if the specified financial requirements are not met the interest rate will be the bank's then prime rate plus 1%). At December 31, 1994, the Company had utilized $11,194,000 under it's line of credit with a remaining availability of $1,306,000. Under the terms of the line of credit, which expires in November 1995 and is secured by substantially all of the Company's personal property, the
Company  was  required  to  maintain   certain financial covenants and
was prohibited from paying dividends.

Inventory levels at December 31, 1994 have increased by $13,276,000 to $19,251,000 since March 31, 1994. This increase was as a result of planned increases to avoid stockouts in the distribution channel and to provide adequate inventory for the Company's largest customer. In addition, this increase also reflects a shift from air to marine transportation, which requires higher inventory levels due to increased in-transit times, for the Company's Far Eastern production.

Since its inception, the Company has met its liquidity requirements through cash provided by operations, product line dispositions, public and private stock offerings, lease arrangements for facilities and equipment and short-term
borrowings from banks.   Management  believes that  its  cash and
equivalents, line of credit availability, and cash provided by operations will be adequate to meet the Company's liquidity requirements through fiscal 1995. The Company is currently under negiotiations with two banks for a working capital line of
credit up  to $16,000,000.    This  agreement,  when  finalized,  is
anticipated   to supersede the line of credit agreement in place as of
December 31, 1994. On a long-term basis, the Company does not foresee the need for alternative financing arrangements other than those currently utilized.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


Restructuring Costs

The operating loss for the nine months ended December 31, 1993 includes a restructuring charge of $6,500,000 related primarily to
(i) a 12% workforce reduction in the areas of sales and marketing, and general and administrative (resulting in a charge of $870,000),
(ii) the direct costs affecting the realizability of certain assets associated with the implementation of a new sales, marketing and distribution plan in the amount of $3,275,000 and (iii) the costs associated with the disposition of the Company's Client Server Technologies Group, which developed and marketed the LANlord product line, in the amount of $1,850,000. Restructuring and other costs accrued in the first quarter of 1994 were paid and/or realized as follows: $3,400,000, $1,900,000, and $1,200,000 in the second, third, and fourth quarters of 1994, respectively.

Aquisition

On January 5, 1995, the Company acquired Extension Technology Corp.("ETC") in a merger prusuant to which ETC became a wholly-owned subsidiary of the Company and the shareholders of ETC received an aggregate of 114,980 shares of the Company's common stock. The merger has been accounted for as a purchase. ETC is a development-stage enterprise which has devoted substantially all effort toward product development and market research in the area of remote connectivity to local area computer networks via Integrated Services Digital Network technology.



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits.

          Exhibit 11.0 - Calculation of net income per share.


       (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the period covered by this report.

                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     DATE:      February 14, 1995     BY:         /s/  Roland D. Pampel
                                              Roland D. Pampel, President
                                           Chief Executive Officer and Director





    DATE:      February 14, 1995      BY:         /s/  Peter J. Minihane
                                             Peter J. Minihane, Executive
                                            Vice President, Chief Financial
                                                 Officer and Treasurer

                                                             EXHIBIT 11.0

                            MICROCOM, INC.

                   CALCULATION OF NET INCOME PER SHARE
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993


                             (Unaudited)


(In thousands except per share amounts)

                                         Three Months Ended  Nine Months Ended
                                          1994     1993         1994      1993

Net income (loss)                        $1,529    $265       $4,090   $(9,969)

Reconciliation of average number of
 shares outstanding to amount used in
 net income per share computation:
Weighted average number of shares
 outstanding                             10,792  10,171       10,697     9,913
  Assumed exercise of stock options       1,129     192        1,305
Weighted average number of shares
 outstanding as adjusted                 11,921  10,363       12,002     9,913

Net income (loss) per share                $.13    $.03         $.34    $(1.01)