Form 10-K405
period 1995-03-31
MICROCOM INC
filed 1995-06-29
CIK 795571

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

 [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

 [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 1995      Commission File Number:  0-14805

                                MICROCOM, INC.
               Exact name of registrant as specified in charter

            MASSACHUSETTS                             04-2710644
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
  of incorporation or organization)


            500 RIVER RIDGE DRIVE                     02062-5028
           NORWOOD, MASSACHUSETTS                     (Zip code)
  (Address of principal executive office)

                                (617) 551-1000
             (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  NONE
         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or anyamendment to this Form 10-K [X]

Aggregate market value of common stock held by non-affiliates of the Registrant as of May 15, 1995: $98,639,947

Number of shares outstanding of the Registrant's only class of common   stock
as of May 15, 1995:  11,115,593


                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                           PART OF FORM 10-K
    DOCUMENT                                            INTO WHICH INCORPORATED


    - Portions of Registrant's Annual Report to             Parts I & III
      Stockholders for the fiscal year ended
      March 31, 1995.

    - Portions of Registrant's Proxy Statement relating        Part III
      to Registrant's Annual Meeting of Stockholders
      scheduled to be held on July 20, 1995



                                    PART I

ITEM 1.  BUSINESS.
- ------------------

        Microcom, Inc. ("Microcom" or the "Company") is a leading provider of remote network access solutions. The Company's products enable users to access and communicate with on-line computer networks, such as the Internet, America Online, CompuServe and Prodigy, and corporate networks from remote locations. The Company was founded in 1980 as a developer of data communications software, high performance modems and related technologies. Beginning in the early 1990s, the Company responded to changes in the data communications industry by undertaking a series of strategic initiatives designed to reposition the Company to address the needs of the remote network access market. By leveraging its technology and expertise, the Company has developed a broad line of remote network access products.

        Microcom's products serve both central site network managers and individual remote users. Products designed for the central site include the High Density Management System (HDMS) -- a dial-up access management system; and LANexpress -- remote local area network (LAN) access systems which include expressWATCH, a comprehensive remote network access management solution. Products designed for the individual remote user include high performance V.34 (28.8 Kbps) PCMCIA, desktop and other modems; Carbon Copy remote control/remote PC access software; LANexpress Remote client software, a remote node and remote control LAN access product; and ISDN terminal adapters.

        The Company's customers include (i) Internet and on-line service network access providers, such as Sprint, (ii) Corporate 2000 companies, such as American Airlines, Inc., Blockbuster Entertainment Corporation, NYNEX Corporation and State Farm Insurance Company, (iii) large international corporations, (iv) governmental agencies and universities and (v) individual remote users seeking to access the Internet, on-line services and corporate networks. The Company distributes its products through direct sales and multiple indirect channels, including VARs, distributors and OEMs in the United States and international markets.

        Microcom is committed to being a leader in the development and implementation of standards for remote network access products. For example, in 1983 the Company introduced the Microcom Networking Protocol (MNP), a communications standard incorporated into the majority of modems sold today. The latest version, MNP 10EC, enhances the operation of modem communications over the cellular network. Most recently, Microsoft incorporated the Company's Advanced Parallel Technology (APT) into its Windows 95 operating system enabling high performance remote network access connections.

Industry Background
- -------------------

        Significant changes in computer-based information systems have occurred over the last decade. Historically, information stored in computer databases could only be accessed by terminals or PCs emulating terminals directly connected to a central or host computer. Remote users wishing to access information over the public switched telephone network used a modem to dial from their terminal or computer into another modem which was usually connected directly to the central or host computer.

        Beginning in the late 1980s, the following factors changed the nature of, and increased the demand for, remote network access:

        Growth of the Internet and On-line Services. The number of users of the Internet and on-line services such as America Online, CompuServe and Prodigy has grown rapidly in recent years. It is estimated that the number of users linked to the Internet has grown from less than 2 million in 1992 to approximately 30 million today. This growth is due to increased use of electronic mail ("e-mail") and the proliferation of databases and other information services such as the World Wide Web.

        Development of Distributed, Client/Server Computing. With the development of LANs, it became possible for information to be stored on a number of computers which were connected to each other and located within a building or campus. Simultaneously, the advent of new communications products such as hubs, bridges and routers, allowed multiple LANs to be integrated into distributed, enterprise-wide computing networks. To take advantage of these distributed computer networks, products utilizing client/server architecture, including relational databases, e-mail and file and printer sharing were introduced to collect, retrieve and distribute information. Distributed computing and client/server based software are now being used on a corporate enterprise-wide and departmental basis to run mission critical processes and to provide the primary means for corporate communication.

        Growth in Mobile, Remote and Home Offices. Corporations, governmental agencies, universities and other organizations are increasingly looking to control costs while providing their employees with access to essential information and resources to perform their jobs efficiently and effectively from any location. The proliferation of notebooks and home computers is allowing a newly created remote workforce to work from home or on the road. To remain productive, these users must be able to access their corporate distributed networks from remote locations.

        Technological Advances. Advances in modem technology (such as the V.34 standard) and switched digital service technology (such as ISDN) are helping to increase the speed of network communication, which is a key user requirement for remote network access. In addition, the introduction of sophisticated network management software technology enables the diagnosis, management and reconfiguration of the numerous network access points and unattended remote locations from a central site on a cost-effective basis.

Markets
- -------

        These factors have created an enormous growth in the number of remote users seeking to connect to the Internet and on-line services through network access providers and to information on corporate networks. As a result, the need for hardware and software products to support, expand and enhance remote network access has created a number of rapidly growing markets.

        Network access providers are responsible for linking millions of remote users to the Internet and on-line services each day and require substantial amounts of equipment including modems, ISDN interfaces, management software, routers, switches and access servers. Since many of the access points for these networks are in unattended locations, reliable equipment that is easily diagnosed, managed and reconfigured via software from a central site is essential. In addition, since network access providers charge for their services based on the duration of the connection, they require systems that permit remote users with many different brands of modems to establish and maintain connections with the network.

        Enterprise computing networks are large scale, diverse, distributed computing and client/server networks. To support the extensive remote network access demands, these corporate networks require multiprotocol, multifunction access servers and a large number of modems and ISDN interfaces to support numerous users on diverse hardware and software platforms. Due to the size and complexity of the enterprise network, management software to diagnose, configure and troubleshoot the remote access aspects of the network is critical. Enterprise network managers also require reliability, connectability and ease of use and installation of all products. Finally, with increased occurrences of unauthorized computer access and theft of services and information, security has become a key requirement for developing and operating remote network access capabilities for the enterprise network.

        Departmental computing networks are typically characterized by a limited number of remote users requiring access to a smaller, less complicated corporate network. As a result, only 2 to 16 dial-up connection points (ports) and support for only the most popular networking protocols is typically required. Since departmental networks generally are managed by a smaller management information systems staff, remote access equipment for this market must be easy to install and use. Although access security and network management are important, these features are generally less extensive than in the enterprise network environment.

        In addition to the hardware and software necessary to serve the needs of central site network managers, remote users need reliable, high performance communications hardware and easy to use software to access the information residing on the various types of networks.

The Microcom Solution
- ---------------------

        In an effort to address the diverse needs of these rapidly growing markets, the Company has developed and offers a broad range of remote network access products. The following are the key attributes of the Microcom solution:

        Broad Product Range. The Company's broad remote network access product line serves both central site network managers and remote users in each of the remote network access markets. HDMS serves on-line network and Internet access providers and enterprise network managers. LANexpress serves both enterprise and departmental network managers. Remote users can utilize the Company's modems and ISDN terminal adapters, LANexpress Remote client software and Carbon Copy software to access on-line services, the Internet and corporate networks, on both the enterprise and departmental level.

        Remote Access Management. The Company's central site dial access products provide comprehensive management capabilities in order to control effectively both operations and costs. The key management capabilities include configuration, diagnostics, cost management and capacity planning.

        Remote Access Security. Microcom pioneered the use of security at the dial connection level rather than relying solely on the security measures of the host computer. The Company has developed a wide variety of security mechanisms, including user authentication, call-back schemes (fixed and roving), encrypted user information and embedded modem security keys designed to keep potential "hackers" from completing the dial connection into the network or host computer. Without the connection in place, potential hackers cannot attempt unauthorized access to the underlying network or host computer.

        Comprehensive Connectivity. Through the use of proprietary firmware, the Company's central site products are designed to connect to a broad range of popular modem brands and stay connected regardless of prevailing line conditions.

        High Quality, Reliable Products. The Company's products go through extensive development and quality assurance testing before shipment to customers. The Company has quality assurance personnel on-site on a full-time basis at the manufacturing facilities of the Company's off-shore manufacturers. This has resulted in the Company's products attaining a reputation with customers for quality and reliability.

        Ease of Installation and Use. The Company's LANexpress, Carbon Copy and modem products are utilized by departmental network managers and individual remote users. Since these users typically lack significant technological resources, products targeted at these customers need to be easy to install and use. The Company has specifically designed its LANexpress, Carbon Copy and modem products to be readily installed without technical support. In addition, LANexpress Remote and Carbon Copy software incorporate user-friendly, graphical user interfaces.

Recent Repositioning and Strategy
- ---------------------------------

        In the early 1990s, the Company responded to changes in the data communications industry by undertaking a series of strategic initiatives and restructurings designed to reposition the Company to address the needs of the emerging remote network access market. First, in response to customers' demands for certain central site remote network access products and emerging market trends, the Company redirected its strategic focus to the HDMS products by increasing research and development expenditures and accelerating introduction of enhancements to these products. Second, beginning in 1991, the Company reviewed each of its product lines. This process led to the disposition of certain non-core products including (i) Virex, a virus detection and correction program, (ii) Relay, a PC mainframe terminal emulation package, and (iii) LANlord, a desktop management software package. Third, in July 1993, the Company restructured its sales force, increased the number of application engineers and implemented new sales and marketing strategies focused specifically on the sale of remote network access products to Corporate 2000 customers and large international corporations. Fourth, the Company appointed Roland Pampel as President, Chief Executive Officer and a Director of the Company. Finally, the Company recently completed two acquisitions of ISDN technology to broaden the Company's remote network access product offerings.

        The Company's objective is to continue to be a leading provider of remote network access solutions. The Company's strategy to achieve this objective is comprised of the following elements:

        Continue Focus on Remote Network Access Market. The Company will continue to focus on the remote network access market and to develop new products and enhancements to meet or exceed the evolving requirements of both the central site network manager and the remote user.

        Maintain Technology Leadership. The Company intends to continue to invest in research and development of products to meet its customers' needs. The Company believes that the expertise it has developed in creating its existing products will permit it to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

        Leverage Existing Customer Base. The Company believes that many of its existing customers will continue to purchase remote network access products. Through its multiple sales channels, the Company intends to aggressively market new products and enhancements to its existing customers. The Company also believes that its installed base represents an important source of references for new customers, particularly telecommunications companies.

        Develop and Expand Strategic Relationships. The Company plans to continue to develop strategic relationships with telecommunications network service providers, equipment providers, OEMs and software vendors in order to enhance Microcom's product development activities and leverage shared technologies and joint marketing efforts.

        Expand Worldwide Distribution. The Company plans to continue to develop demand for its remote network access products both domestically and internationally. The Company intends to expand its channels of distribution and strengthen its sales and marketing support for existing VARs and distributors.

Products
- --------

        As discussed below, the Company offers a broad range of remote network access products for central site network managers and individual remote users.

        HDMS - High Density Management System. This product is a central site remote access management system for dial-up networks. HDMS provides network access managers with robust remote access security and management capabilities, including real-time monitoring and control, alarm threshold processing, operational statistics, modem control and the ability to reconfigure the system from a central management location. HDMS is designed to be highly reliable, operate with a wide range of modems and provide a high rate of connection. The product is capable of handling modem data rates up to 28.8 thousand bits per second
(Kbps) and throughput rates up to 115.2 Kbps. HDMS includes a chassis for installing up to 16 dual modem cards (32 modems), an Intelligent Network Controller (INC) to manage the modems as one integrated unit and an optional T1 interface to bring high speed digital T1 and fractional T1 circuits to the chassis. The HDMS INC can manage up to 8 chassis containing up to 254 modems.

        LANexpress. This product is a fully integrated remote LAN access solution. LANexpress combines server hardware and software, client software and management applications software, providing remote users with easy to use, reliable, secure access, via dial or cellular links, to information residing on enterprise LANs. The LANexpress server provides the network connection for dial-up access into Ethernet or token ring networks. The product's multiprotocol networking capabilities can support virtually all network environments, including IP, Novell IPX, NetBIOS, Banyan Vines, DECNet and other legacy protocols. Containing V.34 modems, the LANexpress server supports high performance, sustained transfer speeds over 100 Kbps simultaneously on 2 to 16 ports. Remote PC users can connect to the network with LANexpress Remote client software, an easy to use, graphical user interface. The diverse requirements of remote applications are addressed by integrating both remote node (best for interactive applications) and remote control (ideal for data intensive applications) into a single client software solution.

        The Company's expressWATCH management software allows comprehensive, real-time management of the LANexpress system from any PC running Windows on the network. Network managers with expressWATCH can configure, control and monitor all components of the system (including the server, server modems and remote client) using the standard Simple Network Management Protocol (SNMP). expressWATCH can also be employed at a remote location to manage the system over a dial-up connection.

        Modems. The Company has been developing high speed, error correcting modems since 1982. In 1983, the Company introduced the Microcom Networking Protocol (MNP), a communications standard incorporated into the vast majority of modems sold today. The most recent version, MNP 10EC, optimizes the operation of modem connections over the cellular network. The Company's latest
28.8 Kbps modems, such as the DeskPorte FAST and TravelPorte FAST, are based on the industry standard V.34 technology. These products are available in desktop, portable, PCMCIA, internal and rackmountable models.

        The Company's Advanced Parallel Technology (APT), which is incorporated into its modems, allows transmission of data through the parallel port of a PC instead of the serial port, achieving throughput rates of up to 300 Kbps as compared to up to 115.2 Kbps for other modems using the serial port. The Company's modem products are designed to meet the needs of remote users of enterprise and departmental networks by providing sophisticated security capabilities, advanced features such as remote upgrade capability, and a high degree of reliability and performance.

        Carbon Copy. Carbon Copy is a remote control/remote PC access software package which enables remote users to communicate with PCs running either Windows or DOS. Mobile professionals, staff at branch offices and employees working at home use Carbon Copy to access data and applications located on remote PCs, bulletin board services or LANs. Carbon Copy enables internal help desks to support PC users on corporate LANs, and allows technical support groups and VARs to provide application support and training to external users. Carbon Copy's features include a terminal emulator, comprehensive file transfer (including file synchronization and crash recovery capabilities), a software communications gateway (enabling users to dial in to a common PC and allowing LAN-based PC users to dial out), NetBIOS and Novell IPX support, and NetWare LAN support.

        ISDN Terminal Adapters. The Company's Solis-L ISDN cards and associated software provide a Basic Rate Interface (BRI) while the Solis-F ISDN card provides the same functionality as the Solis-L plus analog dial and fax connectivity. Both cards use on-board processing to provide higher performance through embedded protocol support and data compression. In addition to supporting a range of third party software applications, these cards are sold with access applications software, allowing users to build systems for LAN to LAN and remote user to LAN connectivity for Novell networks.


Customers
- ---------

        The Company markets its products to a broad range of domestic and foreign organizations and individuals. The target customers for the Company's central site remote network access products are Internet and on-line service access providers (including major telecommunications companies), the Corporate
2000, large international corporations, universities and governmental agencies. The Company's remote site PC software and modems are sold to both businesses and individuals. The following selected customers have purchased from the Company or its resellers at least $50,000 of the Company's products since the beginning of fiscal 1995. The Company believes that these customers are representative of the Company's customers generally.



HDMS                                    LANexpress
- ----                                    ----------
Bell-Northern Research Ltd.             American Cyanamid Company
NYNEX Corporation                       Broken Hill Petroleum
Sprint Corporation                      Cargill Incorporated
Storage Technology Corporation          South Africa Power Association
Tele-Communications, Inc.               U.S. Air Force Academy
University of Tennessee                 U.S. Department of Labor


CARBON COPY                             MODEMS
- -----------                             ------
Automatic Data Processing, Inc.         American Airlines, Inc.
Eli Lilly and Company                   BellSouth Corporation
Simplex Time Recorder Co.               Blockbuster Entertainment Corporation
United States Golf Association          SafeCo Insurance Company
Whitmire Ltd.                           State Farm Insurance Company


        Sprint accounted for 24% and 13% of the Company's net sales in fiscal 1995 and 1994, respectively. No single customer accounted for more than 10% of the Company's net sales in fiscal 1993. Sprint is not obligated to make any minimum level of future purchases from the Company or to provide the Company with binding forecasts of product purchases for any future period. While the Company expects that Sprint will continue to be a significant customer, the Company anticipates that overall net sales to Sprint in fiscal 1996 will be significantly less than in fiscal 1995. Although the Company has recently established a relationship with another major telecommunications carrier, there can be no assurance that the Company will make any significant sales to such carrier or that sales to it and other telecommunications carriers will offset any decline in sales to Sprint. The failure to achieve and maintain significant sales to telecommunications carriers or to offset any decline in sales to Sprint would have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company's agreements with VARs, distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any VAR, distributor or OEM will continue to represent the Company's products and the loss of important VARs, distributors or OEMs could adversely affect the Company's business, results of operations and financial condition.

Customer Service and Support
- ----------------------------

        The Company is committed to providing strong customer service and support. The Company's customer service organization assists both resellers and end users with product configuration, installations and interoperability issues. Service and support are provided by telephone and remote dial-up access to customer installations. The Company also provides on-site, faxback and on-line bulletin board services. The Company provides service and support to its international end users through its independent distributors.

        The Company's products have warranties of up to five years. In addition, the Company provides a variety of fee based services, including extended warranties, priority exchange of defective products and premium toll-free support. The Company also offers various training courses for its resellers and end user customers.

Sales and Marketing
- -------------------

        The Company sells its products through direct sales and multiple indirect distribution channels, including VARs, distributors and OEMs. In fiscal 1995, sales through indirect distribution channels accounted for approximately 69% of the Company's net sales.

        In North America, the Company has relationships with approximately 40 VARs through which the Company sells its HDMS, LANexpress and modem products. These VARs concentrate on large sales opportunities, providing integrated solutions to network access providers, Corporate 2000, universities and governmental agencies. In addition, the Company sells Carbon Copy, LANexpress and certain of modem products through a two-tiered distribution channel in which the Company sells to distributors who in turn sell to resellers such as computer retail chains, mail order houses and independent VARs. These resellers generally sell directly to corporate and individual end users.

        Outside of North America, the Company's products are sold by independent distributors whose principal markets are Australia, The Czech Republic, Denmark, France, Germany, Hong Kong, Israel, Italy, Japan, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom.

        The Company supports its domestic and international VARs and distributors by providing product training, evaluation products, regular mailings of product, promotional and technical materials, and reseller and end-user telephone technical support, and by participating in cooperatively funded marketing programs including trade shows and seminars. The Company also works closely with its VARs in selling and servicing major accounts and believes that such collaboration is necessary for the successful implementation of the Company's remote network access solutions. The Company promotes corporate and product awareness and generates sales leads through a variety of means, including advertisements in major industry trade publications, participation in industry trade shows, seminars and direct mail.

        The Company has sales and support offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York, Texas, Virginia as well as in Australia, England, France, Germany and Singapore. As of May 1, 1995, the Company's sales and marketing organization consisted of 73 employees. No single VAR, distributor or OEM individually accounted for more than 10% of the Company's net sales in fiscal 1993, 1994 or 1995.

Research and Development
- ------------------------

        The market for Microcom's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. Microcom's future success will depend in part on its ability to enhance its existing products and to introduce new products and enhancements on a timely basis to meet and adapt to changing customer requirements, evolving industry standards and emerging technologies.

The Company is also committed to ongoing support of and participation in industry standards activities which affect the remote network access market.

        The Company emphasizes modular software and hardware design, using core components of its key technologies across its various product lines. The Company believes that this not only accelerates time to market, but also provides greater reliability by using proven designs in multiple product applications. A variety of design and development processes and tools are employed to ensure timely product introductions and that potential problems are detected early in the design and development cycle.

        To be competitive in the international marketplace, the Company obtains country specific certification for its modem and ISDN products. To date, the Company has successfully certified its products for use in numerous countries, with ongoing programs to obtain certification in additional countries and to certify new products as they are introduced. The modular design of the Company's software products facilitates foreign language translations.

        There can be no assurance that Microcom will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected. In addition, there can be no assurance that services, products or technologies developed by others will not render Microcom's products or technologies uncompetitive or obsolete. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to new products. The failure to manage any such transition successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition
- -----------

        The market for remote network access products is highly competitive. In the central site remote network access market, the Company competes with remote LAN access server vendors such as Shiva Corporation, Digital Communications Associates, Inc., Novell, Inc. and 3Com Corporation and vendors of dial-up access management systems such as U.S. Robotics Corporation, Primary Access Corporation (recently acquired by 3Com Corporation) and Motorola, Inc. The Company also faces increasing competition from OS and NOS vendors such as Microsoft Corporation, Novell, Inc. and International Business Machines Corporation who are including remote access capabilities in their products. In the remote site PC communications software market, the Company competes with a number of providers of remote control, file transfer and remote LAN access software, including Symantec Corporation, Stac Electronics, Inc. and Shiva Corporation. The Company's remote site modems compete with those of U.S. Robotics Corporation, Hayes Microcomputer Products, Inc. and Practical Peripherals, Inc. Increased competition could result in price reductions and loss of market share which would materially and adversely affect Microcom's business, results of operations and financial condition. The Company believes that its ability to compete successfully depends on a number of factors, including price, product features, product quality, performance and reliability, name recognition, international certification, experienced sales, marketing and service organizations, development of new products and enhancements, evolving industry standards, and announcements by competitors. Many of Microcom's current and potential competitors have significantly greater financial, marketing, technical and other resources than Microcom. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects competition to increase as a result of industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to address the remote network access needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that Microcom will be able to continue to compete successfully with existing or new competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, results of operations or financial condition.

Manufacturing
- -------------

        The Company uses subcontractors to manufacture all of its products. These manufacturers provide Microcom with fully tested, finished products built to the Company's specifications. The Company's HDMS, LANexpress and modem products are manufactured primarily by subcontractors in China, Malaysia, Singapore and Hong Kong. A subcontractor in Massachusetts produces the Company's software products and also provides warehousing and distribution services to the Company. Microcom's internal manufacturing operations consist of materials planning and procurement, product modifications to meet foreign country requirements, final assembly, factory testing and quality control. In addition, Microcom quality assurance personnel are on-site full-time at the manufacturing facilities of the Company's subcontractors performing various tests and quality assurance procedures. To date, the Company has not experienced significant manufacturing defects or customer returns of products. As of March 31, 1995, the Company employed 28 persons in the areas of manufacturing and quality assurance. Reliance on foreign manufacturers involves a number of risks, including unexpected changes in regulatory requirements and tariffs, difficulties enforcing agreements, exchange rate fluctuations, difficulties enforcing intellectual property rights, difficulties obtaining export licenses, the imposition of withholding or other taxes, embargoes or exchange controls or the adoption of other restrictions on foreign trade.

        Certain components used in the Company's products are available from a single source, and others are available only from limited sources. In certain circumstances, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and develop a strategic relationship with the supplier. In addition, certain components used in the Company's products are only available from a single supplier or a limited number of suppliers. Components for the Company's products which are only available from a single supplier include certain semiconductor components used in the Company's modems sourced from Rockwell and the power supply component obtained from TDK for the Company's PCMCIA modem. It was recently reported that Rockwell would be required to allocate among its customers, including Microcom, the supply of a certain component incorporated into V.34 modems. This component is included in the Company's HDMS, LANexpress and modem products. If Rockwell is unable to supply sufficient quantities of this component to the Company on a timely basis, it would cause a delay in Microcom's product shipments and such delay would have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes, however, that it will be able to obtain from Rockwell sufficient quantities of the component to satisfy its anticipated requirements. The Company generally purchases single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with its suppliers. Further, the availability of many of these components is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. A reduction or interruption in supply of these components could result in delays or reductions in product shipments which would materially and adversely affect the Company's business, results of operations and financial condition and could damage customer relationships. The Company may also be subject to increases in component costs, which could also have a material adverse effect on the Company's business, results of operations or financial condition.

Proprietary Rights
- ------------------

        The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company currently holds fourteen United States patents, three of them involving ISDN technology, and has five United States patent applications and two foreign patent applications pending in a number of jurisdictions. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company's United States patents expire between 2004 and 2011. The Company has not sought foreign patents for some of its technologies, including technologies which have been patented in the United States, which may adversely effect the Company's ability to protect its technologies and products in foreign countries. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. In addition, the Company periodically reviews recent patents that have been issued to third parties. As a result of such reviews, the Company has from time to time identified and investigated the validity and scope of issued patents for technologies similar to, or related to, the Company's technologies. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect upon the Company's business, results of operations and financial conditions.

Employees
- ---------

        As of March 31, 1995, the Company employed 309 persons, including 73 in sales and marketing, 47 in customer service, 112 in research, development and related engineering activities, 28 in manufacturing and 49 in executive and administrative activities. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. Management believes that the Company's relations with its employees are good. Microcom believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and product development personnel. Except with respect to the President and Chief Executive Officer, the Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. Competition for such personnel is intense, especially in the areas of engineering and sales and marketing. The loss of key management or technical personnel could materially and adversely affect the Company's business, results of operations and financial condition, and there can be no assurance that Microcom will be successful in attracting and retaining the personnel required to engineer, manage, market or develop its products and conduct its operations successfully.

ITEM 2.  PROPERTIES.
- --------------------

        The Company's executive offices and its principal engineering and marketing operations are located in a 101,000 square foot leased facility in Norwood, Massachusetts. The lease for this facility expires in fiscal 2002, subject to the Company's option to extend the term for up to an additional five years. The Company also leases sales offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York, Texas, Virginia, as well as Australia, England, France, Germany and Singapore. The Company believes that these facilities will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS.
- ---------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
- -----------------------------------------------------------

None

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
- -------------------------------------------------------------------------------

The information contained under the headings "Stock Listing", "Number of Stockholders" and "Dividend Policy" in the "Corporate Information" section on the inside back cover of the Annual Report and under the heading "Selected Quarterly Data" section on Page 27 of the Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
- ---------------------------------

The information contained under the heading "Five-Year Summary of Operations" on page 12 of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -----------------------------------------------------

The information contained in the Consolidated Financial Statements (pages 17 through 19), Notes to Consolidated Financial Statements (pages 20 through 26), Report of Independent Public Accountants (page 28) and under the heading "Selected Quarterly Data" (page 27) in the Annual Report is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------------------------------------------------------------

The information set forth under the caption "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 20, 1995 is incorporated herein by reference.


The executive officers of the Company are as follows:


NAME                           AGE     POSITION
- ----                           ---     --------
Roland D. Pampel..............  60     President, Chief Executive Officer and Director
Richard A. Barbari............  55     Executive Vice President, Marketing and Latin America and Africa Sales
Lewis A. Bergins..............  56     Executive Vice President, International Sales and Corporate Strategy
                                       and Development
Peter J. Minihane.............  46     Executive Vice President, Chief Financial Officer and Treasurer
Gregory Pearson...............  49     Senior Vice President, Technology Management
William Andrews...............  40     Vice President, North American Sales
Eugene Y. G. Chang............  41     Vice President, ISDN Technology
Jerry L. Falk.................  46     Vice President, Hardware Development
Mark J. Freitas...............  38     Vice President, Systems Management and Customer Support
Joseph P. King, Jr............  45     Vice President, Operations
Elizabeth H. Rock.............  36     Vice President, Corporate Communications


        Mr. Pampel has served as President, Chief Executive Officer and a
Director since March 1994. He is currently serving as a Class I Director for a term expiring at the 1995 Annual Meeting of Stockholders. From September 1991 to February 1994, Mr. Pampel was Chief Executive Officer, President and a
Director of Nicolet Instrument Corporation, a manufacturer of biomedical and analytical instruments. From July 1989 to August 1991, he was Chief Executive
Officer, President and a Director of Bull HN Information Systems, Inc., a computer manufacturer. Since August 1993, Mr. Pampel has served on the board of directors of Best Power Technology, Inc., a manufacturer of power technology and backup recovery products.

        Mr. Barbari has served as Executive Vice President, Marketing and Latin
America and Africa Sales since May 1994. From 1992 to April of 1994, Mr.
Barbari was Director of Operations of Nicolet Instrument Corporation, a manufacturer of biomedical and analytical instruments. From 1989 to 1992, he was Chief Executive Officer and Chairman of the Board of Ultimap Corporation, a geographic information systems software company which filed for and emerged from reorganization proceedings under Chapter 11 of the Bankruptcy Code during this period.

        Mr. Bergins joined the Company in 1982 and has served as Executive Vice
President, International Sales and Corporate Strategy and Development since
January 1989.

        Mr. Minihane joined the Company in 1985 and has served as Executive Vice
President, Chief Financial Officer and Treasurer since January 1989. He has been a director since May 1993 of Datawatch Corporation, a software company.

        Mr. Pearson joined the Company in 1986 and has served as Senior Vice
President, Technology Management since April 1990.


                                      14

        Mr. Andrews has served as Vice President, North American Sales of the Company since February 1992. From January 1987 to January 1992, Mr. Andrews was remployed by Bitstream, Inc., a digital type and software company, as Vice President, Sales and Marketing.

        Mr. Chang rejoined the Company in 1995 as Vice President, ISDN Technology. From November 1990 to January 1995, Mr. Chang was President and a Director of Extension Technology Corp., which was acquired by the Company in January 1995. From 1984 to 1990 Mr. Chang was employed by the Company as a product manager for ISDN products.

        Mr. Falk joined the Company in 1984 and has served as Vice President, Hardware Development since April 1991.

        Mr. Freitas joined the Company in 1986 and has served as Vice President, Systems Management and Customer Support since May 1994.

        Mr. King has served as Vice President, Operations since June 1992. From 1986 to June 1992, he was Vice President of Operations and Engineering at Alloy Computer Products, Inc., a computer manufacturer.

        Ms. Rock joined the Company in January 1991 and has served as Vice President, Corporate Communications since June 1994. From August 1988 to June 1990, Ms. Rock was with Microamerica, Inc., a microcomputer distributor, as Director, Marketing Communications.


ITEM 11.  EXECUTIVE COMPENSATION.
- ---------------------------------

The information contained under the headings "Directors Compensation", "Executive Compensation" and "Employment Agreements" on pages 5 through 8 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------------------------------------------------------------------------

The information contained under the heading "Stock Ownership of Directors, Executive Officers and Principal Stockholders" on pages 2 and 3 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- ---------------------------------------------------------

The information contained under the heading "Certain Transactions" on pages 16 and 17 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- ---------------------------------------------------------------------------

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


1.   Financial Statements:
                                                                        Page*
                                                                        -----
        Five-Year Summary of Operations for the Five Year Period
        Ended March 31, 1995                                             12

        Consolidated Statements of Operations for the Three Years
        Ended March 31, 1995                                             16

        Consolidated Balance Sheets as of March 31, 1995 and 1994        17

        Consolidated Statements of Stockholders' Equity for the
        Three Years Ended March 31, 1995                                 18

        Consolidated Statements of Cash Flows                            19

        Notes to Consolidated Financial Statements                       20

        Selected Quarterly Data for the Two Years Ended March 31, 1995   27

        Report of Independent Public Accountants                         28

    *Page references are to the Company's 1995 Annual Report to Stockholders.
     Such Annual Report is not to be deemed a part of this Report except for those parts thereof specifically incorporated by reference into this Report.




2.   Financial Statement Schedule:                                       Page
                                                                         ----



     Schedule II  -  Valuation and Qualifying Accounts                    24


The Financial Statement Schedule listed above should be read in conjunction with the Company's financial statements and the notes thereto (collectively, the "Financial Statements") in the Company's 1995 Annual Report to Stockholders.
All other schedules have been omitted as they are not applicable, not required, or the information is included in the Financial Statements. See "Report of Independent Public Accountants on Schedules" on page 23 of this report.


3. Exhibits: See Index to Exhibits and Financial Statement Schedules appearing in (c) below.

(b)  REPORTS ON FORM 8-K:

        A Form 8-K was filed by the Registrant on January 20, 1995 reporting the acquisition of Extension Technology Corp. by the Registrant. A Form 8-K/A, amending such Form 8-K, was filed by the Registrant on March 20, 1995 for the purpose of filing the following financial statements:

  (A)   Financial Statements of Extension Technology Corp.:

        (1)     Report of Independent Public Accountants
        (2)     Balance Sheets as of September 30, 1994 and 1993
        (3)     Statements of Operations for the three years ended
                September 30, 1994 and for the period from inception
                (November 9, 1990) to September 30, 1994.
        (4) Statements of Stockholders' Deficit for the years ended September 30, 1994 and for the period from inception (November 9, 1990) to September 30, 1994.
        (5) Statement of Cash Flows for the years ended September 30, 1994 and for the period from inception (November 9, 1990) to September 30, 1994.
        (6)     Notes to Financial Statements.


  (B) Pro forma combined condensed financial information of Microcom, Inc. and Extension Technology Corp.:

        (1) Pro forma Condensed Balance Sheet as of September 30, 1994 and notes thereto.
        (2) Pro forma Condensed Statement of Operations for the six months ended September 30, 1994 and notes thereto.
        (3) Pro forma Condensed Statement of Operations for the year ended March 31, 1994 and notes thereto.

(c)  EXHIBITS


              INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Certain of the following exhibits are filed herewith (denoted by *). Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.



Exhibit No.     Exhibit
- -----------     --------
  ####2.1   -   Merger Agreement and Plan of Reorganization, dated as
                of December 21, 1994, by and among the Registrant, Extension
                Acquisition Corp. and Extension Technology Corp. (Exhibit to
                Report on Form 8-K filed January 20, 1995).

                                      17



Exhibit No.     Exhibit
- -----------     --------
  ####2.2   -   Asset Purchase Agreement dated as of September 30, 1992 among
                Registrant, Microcom Systems, Inc. and Datawatch Corporation.
                (Exhibit to Report on Form 10-Q filed for the quarter ended
                December 31, 1992.)

  ####2.3   -   Asset Purchase Agreement dated December 22, 1992 among
                Registrant, Microcom Systems, Inc. and VM Systems Group, Inc.
                (Exhibit to Report on Form 10-Q filed for the quarter ended
                December 31, 1992.)

  ####2.4   -   Asset Purchase Agreement dated as of December 31, 1993 among
                Registrant, Microcom Systems, Inc. and Central Point Software,
                Inc. (Exhibit to Report on Form  10-K filed for the year ended
                March 31, 1994.)

   ###3.1   -   Restated Articles of Organization of Registrant.

     #3.2   -   By-Laws of Registrant, as amended.

   ###4.1   -   Article 6 of Restated Articles of Organization of Registrant.

     #4.2   -   Articles III and VIII of By-Laws of Registrant, as amended.

  ###10.1   -   Purchase Agreement Dated June 30, 1993 between the Registrant and Sprint Communications Corporation L.P.

  ###10.2   -   Registration Rights Agreement dated December 20, 1994 between the Registrant and Extension Technology Corp.

  ###10.3   -   Amendment dated March 30, 1989 to Lease between the Registrant and First Stone Ridge Limited Partnership.

  ###10.4   -   Second Amendment dated January 31, 1995 to Lease between the
                Registrant and First Stone Ridge Nominee Trust I.

  ###10.5   -   Amended and Restated Credit Agreement dated March 22, 1995 among the Registrant, Silicon Valley Bank and BayBank.

  ###10.6   -   Amended and Restated Promissory Note in the principal amount of $8,000,000 dated March 22, 1995 made by the Registrant to the order of Silicon Valley Bank.

  ###10.7   -   Promissory Note in the principal amount of $8,000,000 dated
                March 22, 1995 made by the Registrant to the order of BayBank.

  ###10.8   -   Amended and Restated Security Agreement dated March 22, 1995 among the Registrant, Silicon Valley Bank and BayBank.




Exhibit No.     Exhibit
- -----------     --------

  ###10.9   -   Guaranty dated March 22, 1995 by Microcom Systems, Inc. in favor of Silicon Valley Bank and BayBank.

  ###10.10  -   Guarantor Security Agreement dated March 22, 1995 among
                Microcom Systems, Inc., Silicon Valley Bank and BayBank.

  ###10.11  -   Collateral Assignment of Patents and Trademarks dated March 22,
                1995 among Microcom Systems, Inc., Silicon Valley Bank
                and BayBank.

  ###10.12  -   Letter Agreement dated February 15, 1994 among Roland D.
                Pampel, James M. Dow as Chairman of the Board of Directors of
                the Registrant and Michael I. Schneider as Chairman of the
                Compensation Committee of the Board of Directors of the
                Registrant.

  ###10.13  -   Letter Agreement dated March 3, 1994 among the Registrant,
                James M. Dow and Michael I. Schneider as Chairman of the
                Compensation Committee of the Board of Directors of
                the Registrant.

  ###10.14  -   Secured Promissory Notes made by certain senior officers and directors to the order of the Registrant in connection
                with stock loans.

  ###10.15  -   1993 Non-Employee Director Stock Option Plan.  (As Amended and
                Restated as of March 17, 1995.)

 ####10.16  -   1982 Stock Option and Stock Purchase Plan (as Amended and
                Restated Effective as of June 8, 1994) (Exhibit to Registration
                Statement #33-84572 filed on Form S-8 on September 30, 1994).

 ####10.17  -   1987 Employee Stock Purchase Plan. (As Amended and Restated
                Effective as of April 24, 1995) (Exhibit to Registration
                Statement #33-59939 filed on Form S-8 on June 5, 1995.)

 ####10.18  -   Long Term Performance Plan of Registrant. (Exhibit to
                Registration Statement #33-84572 filed on Form S-8 on
                September 30, 1994.)

   ##10.19  -   Agreement dated May 13, 1986 between Registrant and Rockwell
                International Corp.

   ##10.20  -   Agreement dated January 30, 1987 between Registrant and
                Rockwell International Corp.

   ##10.21  -   Lease dated August 11, 1987 between Registrant and First Stone
                Ridge Limited Partnership. (Exhibit to Report on Form 10-K
                filed for the year ended March 31, 1988.)

                                      19


Exhibit No.     Exhibit
- -----------     --------
 ####10.22  -   Manufacturing Agreement dated as of December 18, 1987 between
                Registrant and Video Technology Engineering, Ltd. (Exhibit to
                Report on Form 10-K filed for the year ended March 31, 1988.)

 ####10.23  -   Letter of intent dated as of January 26, 1993 between
                Registrant and Flextronics International. (Exhibit to Report
                on Form 10-K filed for the year ended March 31, 1994.)

    #10.24   -  Master Conditional Sale and Security Agreement between
                Registrant and NYNEX Credit Company dated as of
                September 23, 1988.

    #10.25   -  Financing Agreement for Centrex Service between Registrant and
                NYNEX Credit Company dated as of September 23, 1988

    #10.26   -  Agreement dated July 1, 1988 between Registrant and Rockwell
                International Corp.

 ####10.27   -  Agreement Dated December 12, 1989 between Registrant and
                Rockwell International Corp. (Exhibit to Report on Form 10-K
                filed for the year ended March 31, 1990.)

 ####10.28   -  Agreement dated December 23, 1991 between Registrant and
                Rockwell International Corp. (Exhibit to Report on Form 10-K
                filed for the year ended March 31, 1992.)

 ####10.29   -  Agreement dated October 4, 1993 between Registrant and
                Rockwell International Corp. (Exhibit to Report on Form 10-K
                filed for the year ended March 31, 1994.)

 ####10.30   -  Spectrum-Microcom Global Settlement by and between the Company and Spectrum Information Technologies, Inc. dated November 16,
                1993. (Exhibit to Report on Form 10-Q filed for the quarterly period ended December 31, 1993.)

    *11.0    -  Statement Regarding Computation of Per Share Earnings.

    *13.0    -  Annual Report to Stockholders for the fiscal year ended
                March 31, 1994, which is deemed not to be filed except to the extent that portions thereof are expressly incorporated
                by reference herein.

    *21.0    -  Subsidiaries of Registrant.

    *23.0    -  Consent of Independent Public Accountants

- ---------------------------

        # Filed with the Company's Registration Statement on Form S-1, Registration Statement No. 33-28399.


      ## Filed with the Company's Registration Statement on Form S-1, Registration Statement No. 33-13455.

      ### Filed with the Company's Registration Statement on Form S-3, Registration Statement No. 33-59471.

      ####      Filed with the report or registration statement indicated.


(d)   FINANCIAL STATEMENT SCHEDULES:

      Schedule II  -  Valuation and Qualifying Accounts

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICROCOM, INC.

June 29, 1995                           By: /s/ Roland D. Pampel
                                            ----------------------------------
                                            Roland D. Pampel
                                            President, Chief Executive Officer
                                            and Director



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                 Title                                 Date
- ---------                 -----                                 ----

/s/ Roland D. Pampel      President, Chief Executive Officer    June 29, 1995
- ------------------------  and Director
    Roland D. Pampel      (Principal Executive Officer)

/s/ Peter J. Minihane     Executive Vice President, Chief       June 29, 1995
- ------------------------  Financial Officer and Treasurer
    Peter J. Minihane     (Principal Financial Officer and
                          Principal Accounting Officer)

/s/ James D. Dow          Chairman of the Board                 June 22, 1995
- ------------------------
    James D. Dow

/s/ Donald G. Kennedy     Director                              June 29, 1995
- ------------------------
    Donald G. Kennedy

- ------------------------  Director                              June __, 1995
       Fred L. Luconi

/s/ John C. Rutherford    Director                              June 29, 1995
- ------------------------
    John C. Rutherford

/s/ Michael I. Schneider  Director                              June 29, 1995
- ----------------------
    Michael I. Schneider

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
             ----------------------------------------------------

To Microcom, Inc:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Microcom, Inc.'s 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 11, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP



Boston, Massachusetts,
June 22, 1995

                                                                    Schedule II


                                                          MICROCOM, INC.

                                                 Valuation and Qualifying Accounts
                                                          (In thousands)

                                Balance at    Charged to    Charged to
                               Beginning of    Costs and      Other                       Balance at
    Description                   Period       Expenses      Accounts      Deductions    End of Period
- ------------------------------------------------------------------------------------------------------
Fiscal Year Ended March 31,:

Reserve for doubtful
Accounts:
        1991                       605            180         ----              403           382
        1992                       382            360         ----              396           346
        1993                       346            271         ----              224           393
        1994                       393           ----         ----              147           246
        1995                       246            134         ----              130           250

Accumulated amortization of
purchased technology:
        1991                     2,603          1,719         ----            4,322          ----
        1992                      ----           ----         ----             ----          ----
        1993                      ----           ----         ----             ----          ----
        1994                      ----           ----         ----             ----          ----
        1995                      ----             75         ----             ----            75

Accumulated amortization of
goodwill:
        1991                     1,382          1,111         ----            1,002         1,491
        1992                     1,491            530         ----             ----         2,021
        1993                     2,021            531         ----             ----         2,552
        1994                     2,552            530         ----             ----         3,082
        1995                     3,082            531         ----             ----         3,613

Accumulated amortization of
nondisclosure and
noncompete agreements:
        1991                       738            238         ----             976          ----
        1992                      ----           ----         ----            ----          ----
        1993                      ----           ----         ----            ----          ----
        1994                      ----           ----         ----            ----          ----
        1995                      ----           ----         ----            ----          ----
