Form 10-Q
period 1995-06-30
MICROCOM INC
filed 1995-08-14
CIK 795571

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ________________________


                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________


                         Commission File No. 0-14805
                                MICROCOM, INC.
            (Exact name of registrant as specified in its charter)

                            ________________________

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

                            ________________________

Indicate by check ( X ) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1995:
15,120,442.


================================================================================

                                MICROCOM, INC.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS..........................................  3

CONSOLIDATED STATEMENTS OF OPERATIONS................................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS................................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS............................................  7



PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K.....................................  9

SIGNATURES........................................................... 11


PART I.  FINANCIAL INFORMATION


                                MICROCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
(In thousands)
                                                                     JUNE 30, 1995   MARCH 31, 1995
                                                                     -------------   --------------
                                    ASSETS
Current assets:
 Cash and equivalents.................................................  $ 44,082       $    863
 Accounts receivable, less allowance for doubtful accounts of $250....    26,150         22,183
 Inventories..........................................................    16,318         16,248
 Prepaid expenses and other current assets............................       879            822
                                                                        --------       --------
  Total current assets................................................    87,429         40,116

Property and equipment, net...........................................     5,679          5,683

Other assets, net.....................................................    12,910         11,989
                                                                        --------       --------
                                                                        $106,018       $ 57,788
                                                                        ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capitalized leases and short-term debt............  $    278       $ 12,543
 Accounts payable.....................................................    10,985          6,923
 Accrued expenses.....................................................     4,655          2,918
                                                                        --------       --------
  Total current liabilities...........................................    15,918         22,384
                                                                        --------       --------
Long-term portion of capitalized leases...............................        89            122
                                                                        --------       --------

Stockholders' equity:
 Common stock, $.01 par value, authorized - 30,000 shares,
  issued - 16,101 shares at June 30, 1995 and 12,088 shares
  at March 31, 1995...................................................       161            121
 Capital in excess of par value.......................................   113,872         61,223
 Stock loans - related parties........................................    (2,680)        (1,942)
 Unrealized gain (loss) on marketable securities......................       634            (33)
 Accumulated deficit..................................................   (19,474)       (21,589)
 Treasury stock, at cost, 981 shares..................................    (2,613)        (2,613)
 Cumulative translation adjustment....................................       111            115
                                                                        --------       --------
  Total stockholders' equity..........................................    90,011         35,282
                                                                        --------       --------
                                                                        $106,018       $ 57,788
                                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                MICROCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

(In thousands, except per share amounts)

                                                                 1995          1994
                                                                 ----          ----
Net sales..................................................    $28,555       $21,315
Cost of sales..............................................     15,802        11,727
                                                               -------       -------
Gross margin...............................................     12,753         9,588
                                                               -------       -------

Operating expenses:
 Research and development..................................      3,378         2,214
 Sales and marketing.......................................      5,174         4,814
 General and administrative................................      1,129         1,103
                                                               -------       -------
  Total operating expenses.................................      9,681         8,131
                                                               -------       -------

Income from operations.....................................      3,072         1,457
Interest income............................................          4            60
Interest and other expense, net............................       (588)         (134)
                                                               -------       -------
Income before income taxes.................................      2,488         1,383
Income taxes...............................................        373           207
                                                               -------       -------
Net income.................................................    $ 2,115       $ 1,176
                                                               =======       =======

Net income per share.......................................    $   .17       $   .11
                                                               =======       =======

Weighted average number of shares outstanding..............     12,708        11,166
                                                               =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                                        MICROCOM, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                         (Unaudited)

(In thousands)
                                                                                   1995        1994
                                                                                   ----        ----
Cash flows from operating activities:
 Net income................................................................     $  2,115     $ 1,176

Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization............................................        1,775       1,500
  Changes in assets and liabilities:
   Accounts receivable, net................................................       (3,967)     (3,199)
   Inventories.............................................................          (70)     (4,656)
   Prepaid expenses and other current assets...............................          (57)        162
   Accounts payable and accrued expenses...................................        5,421       3,465
   Accrued restructuring costs.............................................           --        (218)
                                                                                --------     -------
    Net cash provided by (used in) operating activities....................        5,217      (1,770)
                                                                                --------     -------

Cash flows used in investing activities:
  Capitalized software development costs and purchased technology..........       (1,117)       (936)
  Purchase of property and equipment.......................................         (565)       (670)
  Other assets.............................................................          (43)         --
                                                                                --------     -------
    Net cash used in investing activities............................             (1,725)     (1,606)
                                                                                --------     -------

Cash flows used in financing activities:
 Proceeds from public offering, net........................................       50,418          --
 Payment on capitalized leases.............................................          (83)        (74)
 Banker acceptance on inventory purchases..................................         (195)        (70)
 Repayment of stock loans..................................................          147          --
 (Payments) borrowings under the revolving credit line, net................      (12,020)        745
 Exercise of stock options and employee stock purchase plan................        1,460          93
                                                                                --------     -------
    Net cash provided by financing activities..............................       39,727         694
                                                                                --------     -------

Net increase (decrease) in cash and equivalents............................       43,219      (2,682)
Cash and equivalents at beginning of period................................          863       5,342
                                                                                --------     -------
Cash and equivalents at end of period......................................     $ 44,082     $ 2,660
                                                                                ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                MICROCOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

($ in thousands)


NOTE 1.  BASIS FOR PRESENTATION

The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of operations and cash flows for the quarters ended June 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full fiscal year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.

NOTE 2.  INVENTORIES
                                    JUNE 30, 1995       MARCH 31, 1995
                                    -------------       --------------
Raw materials.......................   $ 2,975              $ 4,557
Finished goods......................    13,343               11,691
                                       -------              -------
                                       $16,318              $16,248
                                       =======              =======

NOTE 3.  PROPERTY AND EQUIPMENT
                                                                                Depreciable Life
                                             JUNE 30, 1995   MARCH 31, 1995         in Years
                                             -------------   --------------     ----------------
Computer equipment and software..............   $ 9,361         $  9,503              2-7
Machinery and equipment......................     2,898            2,937              3-7
Furniture and fixtures.......................     1,521            1,458                8
Leasehold improvements.......................     1,838            1,830          Life of Lease
                                                -------         --------
                                                 15,618           15,728
Accumulated depreciation and amortization....    (9,939)         (10,045)
                                                -------         --------
                                                $ 5,679         $  5,683
                                                =======         ========

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION
                                                    JUNE 30, 1995    JUNE 30, 1994
                                                    -------------    -------------
Cash received (paid for):
Income taxes........................................    $ (85)          $ (32)
Interest expense....................................     (470)           (103)

Items not effecting cash:
Stock loans.........................................      811             446
Unrealized gain (loss) on marketable securities.....      667             (83)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Net Sales - In the first quarter of fiscal 1996, net sales increased by $7,240,000, or 34%, from the same period in fiscal 1995. The increase was primarily attributable to increased sales of central site remote network access products, particularly the Company's High Density Management System (HDMS). A significant portion of HDMS sales were made to Sprint Corporation, which accounted for 24% of net sales, and another major telecommunications carrier which accounted for 12% of net sales in the first quarter of fiscal 1996.
Sales of the Company's V.34 modems increased by approximately $3,700,000, as compared to the previous fiscal year.

International sales were $8,644,000 in the first quarter of fiscal 1996, representing 30% of net sales, as compared to $4,086,000 in the first quarter of fiscal 1995, or 19% of net sales. The increase in fiscal 1996 international sales was primarily due to increased modem sales.

Gross Margin - Gross margin as a percentage of net sales was 45% in the first quarter of both fiscal 1996 and fiscal 1995.

Research and Development - Research and development costs in the first quarter of fiscal 1996 were $3,378,000 as compared to $2,214,000 in the first quarter of fiscal 1995. As a percentage of net sales, research and development expenses increased to 12% in the first quarter of fiscal 1996 from 10% in the comparable period of the previous fiscal year. The increase in research and development expenses was principally due to the hiring of additional engineering personnel and increased consulting and contract professional fees relating to continued product development.

Sales and Marketing - In the first quarter of fiscal 1996, sales and marketing expenses increased by $360,000, or 7%, over the same period in fiscal 1995 due to increased variable selling expenses resulting from increased net sales. As a percentage of net sales, sales and marketing expenses decreased to 18% in the first quarter of fiscal 1996 from 23% in the prior fiscal year as net sales increased at a higher rate than sales and marketing expenses.

General and Administrative - In the first quarter of fiscal 1996, general and administrative expenses were $1,129,000, or 4% of net sales, as compared to $1,103,000, or 5% of net sales, in the prior fiscal year. The decrease in such expenses as a percentage of net sales was the result of the Company increasing net sales at a higher rate than general and administrative expenses.

Interest Income and Expense - Interest income decreased in the first quarter of fiscal 1996 by $56,000 and interest and other expense increased by $454,000 to $588,000. The increase in interest and other expense was primarily a result of interest paid on increased borrowings under the Company's revolving credit facility.

Income Taxes - The Company's effective tax rate was 15% for both periods reported. The difference between the statutory rate and the effective tax rate reflects the utilization of a portion of the Company's net operating loss carry forwards. At March 31, 1995, the Company had available $21,509,000 in net operating loss carry forwards, which may be used to offset future taxable income, and $3,959,000 in research and development credit carry forwards, which may be used to offset future taxes payable. These carry forwards expire through 2009 and are subject to review and possible adjustment by the Internal Revenue Service.

Net Income and Net Income Per Share - For the reasons stated above, net income for the first quarter of fiscal 1996 was $2,115,000 as compared to net income of $1,176,000 for the first quarter of fiscal 1995, and net income per share for the first quarter of fiscal 1996 was $.17 as compared to $.11 for the first quarter of fiscal 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On June 28, 1995, the Company completed a public offering of 3,480,000 shares of its common stock at $15.625 per share. The proceeds to the Company after deducting underwriting commissions and other expenses of the offering were $50,418,000. Approximately $12,000,000 of the offering proceeds was used to repay the indebtedness under the Company's credit facility.

As of June 30, 1995, the Company had $44,082,000 in cash and equivalents. In addition, the Company had a bank revolving credit facility which allowed the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $16,000,000 or (ii) an amount based on the Company's eligible accounts receivable and inventory. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit and bankers' acceptances and by a percentage of the Company's exposure under foreign currency exchange contracts. Interest on borrowings is at the banks' prime rate (9% at June 30, 1995) plus 2%. At June 30, 1995, the Company was contingently liable with respect to $6,687,000 in outstanding letters of credit and its bank credit availability was approximately $9,290,000. Under the terms of the credit facility, which expires in March 1996 and is secured by substantially all of the Company's assets, the Company is required to comply with certain covenants, including maintaining minimum levels of profitability, tangible net worth and liquidity and not exceeding specified debt to net worth ratios. The terms of the credit facility also prohibit the Company from paying cash dividends. At June 30, 1995 the Company was in compliance with all covenants.

Since its inception, the Company has met its liquidity requirements through cash provided by operations, product line dispositions, public and private stock offerings, lease arrangements for facilities and equipment and short-term borrowings from banks. Management believes that its cash and equivalents, line of credit availability, and cash provided by operations will be adequate to meet the Company's liquidity requirements through fiscal 1997.

FOREIGN CURRENCY HEDGING

To date, all of the Company's transactions (including customer sales and purchases from vendors) have been denominated in U.S. dollars, except for an immaterial amount of customer sales denominated in U.K. pounds sterling. The Company has hedged the currency risk associated with these foreign sales by entering into forward contracts. The gains or losses on such contracts are deferred until the contracts are settled and are then recognized as other income or expense. The Company had $115,000 and $375,000 in foreign currency contracts at June 30, 1995 and 1994, respectively. The Company had no material unrealized gains or losses on these contracts.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS.

               Exhibit 11.0 - Calculation of net income per share.
               Exhibit 27.0 - Financial Data Schedule

          (B)  REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed by the Company during the period covered by this report.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:       AUGUST 12, 1995      BY:        /s/  Roland D. Pampel
     -------------------------      --------------------------------------------
                                         Roland D. Pampel, President
                                       Chief Executive Officer and Director





DATE:       AUGUST 12, 1995      BY:       /s/  Peter J. Minihane
     -------------------------      --------------------------------------------
                                     Peter J. Minihane, Executive Vice President
                                       Chief Financial Officer and Treasurer