Form 10-Q
period 1995-09-30
MICROCOM INC
filed 1995-11-14
CIK 795571

==============================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           -------------------------


                                   Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________to_________


                          Commission File No. 0-14805
                                 MICROCOM, INC.
             (Exact name of registrant as specified in its charter)
                    ---------------------------------------


              MASSACHUSETTS                          04-2710644
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

          500 RIVER RIDGE DRIVE                      02062-5028
          NORWOOD, MASSACHUSETTS                     (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 551-1000
                        ---------------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01

                        ---------------------------------



Indicate by check X whether the registrant (1) has filed all reports
                 ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  no    .
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1995, 15,253,334.



==============================================================================

                                 MICROCOM, INC.

                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS ......................................     3

CONSOLIDATED STATEMENTS OF OPERATIONS ............................     4

CONSOLIDATED STATEMENTS OF CASH FLOWS ............................     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................     6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ...................................     7



PART II.  OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ..............     9

EXHIBITS AND REPORTS ON FORM 8-K .................................     9

SIGNATURES .......................................................    10

PART I.  FINANCIAL INFORMATION

                                 MICROCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(In thousands)
                                                                SEPTEMBER 30, 1995              MARCH 31, 1995
                                                                ------------------              --------------
                                 ASSETS

Current assets:
 Cash and equivalents .........................................        $ 40,894                     $    863
 Accounts receivable, less reserves of $257 and $250 at
  September 30, 1995 and March 31, 1995, respectively .........          27,132                       22,183
 Inventories ..................................................          20,574                       16,248
 Prepaid expenses and other current assets ....................           1,061                          822
                                                                       --------                     --------
  Total current assets ........................................          89,661                       40,116
Property and equipment, net ...................................           6,300                        5,683
Other assets, net .............................................          13,591                       11,989
                                                                       --------                     --------
                                                                       $109,552                     $ 57,788
                                                                       ========                     ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capitalized leases and short-term debt ....        $    609                     $ 12,543
 Accounts payable .............................................          10,619                        6,923
 Accrued expenses .............................................           3,399                        2,918
                                                                       --------                     --------
  Total current liabilities ...................................          14,627                       22,384
                                                                       --------                     --------

Long-term portion of capitalized leases .......................           1,030                          122
                                                                       --------                     --------

Stockholders' equity:
 Common stock, $.01 par value, authorized - 30,000 shares,
  issued - 16,234 shares at September 30, 1995, and 12,088 shares
  at March 31, 1995 ...........................................             162                          121
 Capital in excess of par value ...............................         114,192                       61,223
 Stock loans - related parties ................................          (2,609)                      (1,942)
 Unrealized gain (loss) on marketable securities ..............           1,034                          (33)
 Accumulated deficit ..........................................         (16,386)                     (21,589)
 Treasury stock, at cost, 981 shares ..........................          (2,613)                      (2,613)
 Cumulative translation adjustment ............................             115                          115
                                                                       --------                     --------
  Total stockholders' equity ..................................          93,895                       35,282
                                                                       --------                     --------
                                                                       $109,552                     $ 57,788
                                                                       ========                     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


(In thousands, except per share amounts)
                                                        Three Months Ended              Six Months Ended
                                                       --------------------           ---------------------
                                                        1995          1994              1995         1994
                                                      --------      --------         ---------      --------
Net sales ....................................        $ 32,809      $ 22,770          $ 61,364      $ 44,085
Cost of sales ................................          18,651        12,613            34,453        24,340
                                                      --------      --------          --------      --------
Gross margin .................................          14,158        10,157            26,911        19,745
                                                      --------      --------          --------      --------

Operating expenses:
 Research and development ....................           3,524         2,662             6,902         4,876
 Sales and marketing .........................           6,062         4,557            11,236         9,371
 General and administrative ..................           1,205         1,191             2,334         2,294
                                                      --------      --------          --------      --------
  Total operating expenses ...................          10,791         8,410            20,472        16,541
                                                      --------      --------          --------      --------

Income from operations .......................           3,367         1,747             6,439         3,204
Interest income ..............................             535             3               539            63
Interest and other expense, net ..............            (269)         (121)             (857)         (255)
                                                      --------      --------          --------      --------
Income before income taxes ...................           3,633         1,629             6,121         3,012
Income taxes .................................             545           244               918           451
                                                      --------      --------          --------      --------
Net income ...................................        $  3,088      $  1,385          $  5,203      $  2,561
                                                      ========      ========          ========      ========

Net income per share .........................            $.19          $.12              $.36          $.22
                                                          ====          ====              ====          ====

Weighted average number of shares
 outstanding..................................          16,523        11,601            14,614        11,392
                                                      ========      ========          ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                  (Unaudited)

(In thousands)
                                                                         1995               1994
                                                                        -------           -------

Cash flows from operating activities:
 Net income .........................................................   $ 5,203           $ 2,561

Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization .....................................     3,655             2,987
  Changes in assets and liabilities:
   Accounts receivable, net .........................................    (4,949)           (1,476)
   Inventories ......................................................    (4,326)          (14,653)
   Prepaid expenses and other current assets ........................      (239)              602
   Accounts payable and accrued expenses ............................     3,650             4,691
   Accrued restructuring costs ......................................      ---               (829)
                                                                        -------           -------
     Net cash provided by (used in) operating activities ............     2,994            (6,117)
                                                                        -------           -------
Cash flows used in investing activities:
 Capitalized software development costs and purchased technology ....    (2,607)           (1,919)
 Purchase of property and equipment .................................    (1,778)           (1,120)
 Other assets .......................................................      (122)             ---
                                                                        -------           -------
  Net cash used in investing activities .............................    (4,507)           (3,039)
                                                                        -------           -------
Cash flows from financing activities:
 Proceeds from public offering, net .................................    50,418              ---
 (Payments) borrowings under revolving credit line, net .............   (12,020)            6,450
 Banker acceptance on inventory purchases ...........................      (195)             (541)
 Borrowings (payments) on capitalized leases ........................     1,189              (152)
 Repayment of stock loans............................................       147              ---
 Exercise of stock options and employee stock purchase plan .........     2,005               479
                                                                        -------           -------
  Net cash provided by financing activities .........................    41,544             6,236
                                                                        -------           -------

Net increase (decrease) in cash and equivalents .....................    40,031            (2,920)
Cash and equivalents at beginning of period .........................       863             5,342
                                                                        -------           -------
Cash and equivalents at end of period ...............................   $40,894           $ 2,422
                                                                        =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
(In thousands)


NOTE 1.  BASIS FOR PRESENTATION

The consolidated balance sheet as of September 30, 1995, and the related consolidated statement of operations and cash flows for the three and six months ended September 30, 1995, and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.


NOTE 2.  INVENTORIES

                               SEPTEMBER 30, 1995    MARCH 31, 1995
                               ------------------    --------------
Raw materials .................     $   4,752          $   4,557
Finished goods ................        15,822             11,691
                                    ---------          ---------
                                    $  20,574          $  16,248
                                    =========          =========

NOTE 3.  PROPERTY AND EQUIPMENT

                                                                                     Depreciable Life
                                        SEPTEMBER 30, 1995      MARCH 31, 1995          in Years
                                        ------------------      --------------       ----------------
Computer equipment and software .............   $ 9,494            $ 9,503                 2-7
Manufacturing equipment .....................     2,987              2,937                 3-7
Furniture and fixtures ......................     1,539              1,458                  8
Leasehold improvements ......................     2,091              1,830             Life of Lease
                                                -------            -------
                                                 16,111             15,728
Accumulated depreciation and amortization ...    (9,811)           (10,045)
                                                -------            -------
                                                $ 6,300            $ 5,683
                                                =======            =======


NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                SEPTEMBER 30, 1995      SEPTEMBER 30, 1994
                                                ------------------      ------------------
Cash received (paid for):
Income taxes .....................................    $   (85)               $ (61)
Interest expense .................................       (565)                (191)

Items not effecting cash:
Stock loans ......................................       (587)                (330)
Unrealized gain (loss) on marketable securities ..      1,067                  (83)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales - Net sales for the three and six month periods ended September 30, 1995, were $32,809,000 and $61,364,000, respectively, a 44% and 39% increase from the same periods in fiscal 1995. These increases were primarily attributable to increased sales of remote site V.34 modem products and central site remote network access products, particularly the High Density Management Systems (HDMS). International sales for the three and six month periods ended September 30, 1995, were $14,308,000 and $23,401,000, respectively, as compared to $6,867,000 and $10,953,000 for the same periods last year. International sales for the three and six month periods ended September 30, 1995, were 44% and 38%, respectively, of net sales as compared to 30% and 25% for the same periods last year. The increases in international sales were primarily due to increased sales of remote site V.34 modem products. In the second quarter of fiscal year 1996, sales to an international distributor and a telecommunications carrier accounted for 15% and 13% of net sales, respectively.

Gross Margin - Gross margins for the three and six month periods ended
September 30, 1995, were 43% and 44%, respectively, of net sales, as compared to 45% for each of the same periods last year. The decreases were primarily due to a change in product mix. Net sales of the Company's modem products are increasing at a higher rate than the growth of other higher margin products.

Research and Development - During the three and six month periods ended September 30, 1995, research and development costs increased $862,000 and $2,026,000, respectively, or 32% and 42% from the same periods last year.
These increases reflect the Company's continued investment in new and existing technologies. Research and development costs were 11% of net sales for each of the three and six months ended September 30, 1995, as compared to 12% and 11% in the previous fiscal year. The increases were principally due to the hiring of additional engineering personnel and increased consulting and contract fees.

Sales and Marketing - In the three and six month periods ended September 30, 1995, sales and marketing expenses increased $1,505,000 and $1,865,000, respectively, increases of 33% and 20% from the same periods last year. The increases were directly related to the expansion of the Company's international distribution channels, coupled with additional marketing programs and variable selling expenses from increased net sales.

General and Administrative - During the three and six month periods ended September 30, 1995, general and administrative expenses remained at approximately the same levels as compared to the three and six month periods ended September 30, 1994. General and administrative expenses were 4% of net sales for each of the three and six months periods down from 5% in the previous year. The decrease reflects the Company's commitment to keep general and administrative expenses at current levels in order to invest in other operating expenses.

Interest Income - In the three and six month periods ended September 30, 1995 interest income increased by $532,000 and $476,000, respectively. These increases were primarily due to the investment of the proceeds from the Company's public offering of common stock completed on June 28, 1995.

Interest and Other Expense - During the three and six month periods ended September 30, 1995, interest and other expense increased by $148,000 and $602,000, respectively. These increases were primarily due to the utilization of the Company's line of credit during the first three months of the year. There were no borrowings under the Company's line of credit at September 30, 1995.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

On June 28, 1995, the Company completed a public offering of 3,480,000 shares of common stock at $15.625 per share. The proceeds to the Company after deducting underwriting commissions and other expenses of the offering were $50,418,000. Approximately $12,000,000 of the offering proceeds were used to repay indebtedness under the Company's credit facility.

As of September 30, 1995, the Company had $40,894,000 in cash and equivalents. In addition, the Company had a bank revolving credit facility which allowed the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $16,000,000 or (ii) an amount based on the Company's eligible accounts receivable and inventory. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit and bankers' acceptances and by a percentage of the Company's exposure under foreign currency exchange contracts. Interest on borrowings is at the banks' prime rate plus 2%. At September 30, 1995, the Company was contingently liable with respect to $10,635,000 in outstanding letters of credit and its bank credit availability was approximately $5,353,000. Under the terms of the credit facility, which expires in March 1996, the Company is required to comply with certain covenants. At September 30, 1995, the Company was in compliance with all covenants.

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

FOREIGN CURRENCY HEDGING

To date, all of the Company's transactions (including customer sales and purchases from vendors) have been denominated in U.S. dollars, except for an immaterial amount of customer sales denominated in U.K. pounds sterling. The Company has hedged the currency risk associated with these foreign sales by entering into forward contracts. The gains or losses on such contracts are deferred until the contracts are settled and are then recognized as other income or expense. The Company had $331,490 and $60,080 in foreign currency contracts at September 30, 1995, and 1994, respectively. The Company had no material unrealized gains or losses on these contracts.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company's Annual Meeting of Stockholders was held on July 20,
          1995.  At the meeting, the following matters were voted upon:

          1a.  Election of Roland D. Pampel as director of the Company.
            For       Against   Withheld   Abstain   Broker Non-Votes
          ---------   -------   --------   -------   ----------------
          9,746,526      0      617,102       0             0
          1b.Election of Donald G. Kennedy as a director of the Company.
            For       Against   Withheld   Abstain   Broker Non-Votes
          ---------   -------   --------   -------   ----------------
          9,746,326      0      617,302       0             0
          2. Approval of an amendment to the Company's Long Term Performance
             Plan increasing the number of shares issuable thereunder by
             400,000 shares.
            For        Against    Abstain    Broker Non-Votes
          ---------   ---------   -------    ----------------
          4,858,860   1,938,250   20,435        3,546,083
          3. Approval of an amendment to the Company's 1987 Employee Stock
             Purchase Plan increasing the number of shares issuable thereunder by 300,000 shares.

            For        Against    Abstain    Broker Non-Votes
          ---------   ---------   -------    ----------------
          5,278,748   1,598,935   40,465         3,445,480
          4. Approval of amendments to the Company's 1993 Non-Employee
             Director Stock Option Plan (i) increasing the number of shares issuable by 50,000 shares, (ii) providing that non-employee directors first elected after March 17, 1995 shall receive an initial grant of an option to purchase 16,000 shares and (iii)
             providing that each non-employee director serving on March 17,
             1995, shall receive an option to purchase 16,000 shares.
            For        Against    Abstain    Broker Non-Votes
          ---------   ---------   -------    ----------------
          5,699,572   1,084,653   33,320         3,546,083
          5. Approve the selection by the Board of Arthur Andersen LLP as the
             Company's independent auditors.
            For        Against    Abstain    Broker Non-Votes
          ----------   -------    -------    ----------------
          10,319,887   22,891     20,850            0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS.

                Exhibit 11.0 - Calculation of net income per share
                Exhibit 27.0 - Financial Data Schedule

          (B)  REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  NOVEMBER 14, 1995       BY:         /s/  Roland D. Pampel
     ----------------------       -------------------------------------------
                                         Roland D. Pampel, President,
                                     Chief Executive Officer and Director





DATE:  NOVEMBER 14, 1995       BY:         /s/  Peter J. Minihane
     ----------------------       -------------------------------------------
                                  Peter J. Minihane, Executive Vice President,
                                     Chief Financial Officer and Treasurer