Form 10-Q
period 1995-12-31
MICROCOM INC
filed 1996-02-14
CIK 795571

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                          -------------------------

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1995

                                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from          to
                               --------    --------


                         Commission File No. 0-14805
                                MICROCOM, INC.
            (Exact name of registrant as specified in its charter)

                  ------------------------------------------


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

                  ------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, PAR VALUE $.01

                  ------------------------------------------

Indicate by check / / whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  no    .
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1995, 15,431,763.


================================================================================

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


PART I.  FINANCIAL INFORMATION


                                                 MICROCOM, INC.

                                           CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)


(In thousands)
                                                                 DECEMBER 31, 1995   MARCH 31, 1995
                                                                 -----------------   --------------
                                 ASSETS
Current assets:
 Cash and equivalents ............................................      $ 37,825        $   863
 Accounts receivable, less reserves of $327 and $250 at
  December 31, 1995 and March 31, 1995, respectively .............        37,566         22,183
 Inventories .....................................................        23,373         16,248
 Prepaid expenses and other current assets .......................         1,424            822
                                                                        --------        -------
  Total current assets ...........................................       100,188         40,116
Property and equipment, net ......................................         6,983          5,683
Other assets, net ................................................        11,639         11,989
                                                                        --------        -------
                                                                        $118,810        $57,788
                                                                        ========        =======

                  Liabilities AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capitalized leases and short-term debt .......      $    611        $12,543
 Accounts payable ................................................        14,995          6,923
 Accrued expenses ................................................         3,127          2,918
                                                                        --------        -------
  Total current liabilities ......................................        18,733         22,384
                                                                        --------        -------
Long-term portion of capitalized leases ..........................         2,526            122
                                                                        --------        -------

Stockholders' equity:
 Common stock, $.01 par value, authorized - 30,000 shares,
  issued - 16,413 shares at December 31, 1995, and 12,088 shares
  at March 31, 1995 ..............................................           164            121
 Capital in excess of par value ..................................       115,049         61,190
 Stock loans - related parties ...................................        (2,237)        (1,942)
 Accumulated deficit .............................................       (12,927)       (21,589)
 Treasury stock, at cost, 981 shares .............................        (2,613)        (2,613)
 Cumulative translation adjustment ...............................           115            115
                                                                        --------        -------
  Total stockholders' equity .....................................        97,551         35,282
                                                                        --------        -------
                                                                        $118,810        $57,788
                                                                        ========        =======

                   The accompanying notes are an integral part of these consolidated financial statements.


                                                     MICROCOM, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                      (Unaudited)


(In thousands, except per share amounts)
                                                                Three Months Ended         Nine Months Ended
                                                                ------------------         -----------------
                                                                 1995         1994          1995        1994
                                                                 ----         ----          ----        ----

Net sales ..................................................    $39,977    $23,134       $101,341    $67,219
Cost of sales ..............................................     23,821     12,770         58,274     37,110
                                                                -------    -------       --------    -------
Gross margin ...............................................     16,156     10,364         43,067     30,109
                                                                -------    -------       --------    -------

Operating expenses:
 Research and development ..................................      4,316      2,725         11,218      7,601
 Sales and marketing .......................................      6,175      4,369         17,411     13,740
 General and administrative ................................      1,750      1,215          4,084      3,509
                                                                -------    -------       --------    -------
  Total operating expenses .................................     12,241      8,309         32,713     24,850
                                                                -------    -------       --------    -------

Income from operations .....................................      3,915      2,055         10,354      5,259
Interest income ............................................        339          3            878         66
Interest and other expenses, net ............................      (185)      (259)        (1,042)      (514)
                                                                -------    -------       --------    -------
Income before income taxes .................................      4,069      1,799         10,190      4,811
Provision for income taxes .................................        610        270          1,528        721
                                                                -------    -------       --------    -------
Net income .................................................    $ 3,459    $ 1,529       $  8,662    $ 4,090
                                                                =======    =======       ========    =======

Net income per share .......................................    $   .21    $   .13       $    .57    $   .34
                                                                =======    =======       ========    =======

Weighted average number of shares outstanding ..............     16,715     11,921         15,196     12,002
                                                                =======    =======       ========    =======


                     The accompanying notes are an integral part of these consolidated financial statements.


                                                    MICROCOM, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994


                               (Unaudited)

(In thousands)
                                                                               1995           1994
                                                                            --------        --------
Cash flows from operating activities:
 Net income. ..........................................................    $   8,662      $   4,090

Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization .......................................        5,485          4,451
  Changes in assets and liabilities:
   Accounts receivable, net ...........................................      (15,383)        (3,827)
   Inventories ........................................................       (7,125)       (13,276)
   Prepaid expenses and other current assets ..........................         (602)           299
   Accounts payable and accrued expenses ..............................        8,281           (630)
   Accrued restructuring costs ........................................            -         (1,070)
                                                                           ---------      ---------
     Net cash used in operating activities ............................         (682)        (9,963)
                                                                           ---------      ---------

Cash flows used in investing activities:
 Capitalized software development costs and purchased technology ......       (4,408)        (3,230)
 Purchase of property and equipment ...................................       (3,077)        (2,053)
 Other assets .........................................................         (117)           380
                                                                           ---------      ---------
      Net cash used in investing activities ...........................       (7,602)        (4,903)
                                                                           ---------      ---------

Cash flows from financing activities:
 Proceeds from public offering, net ...................................       50,418              -
 (Payments) borrowings under revolving credit line, net ...............      (12,020)         9,920
 Banker acceptance on inventory purchases .............................         (195)          (541)
 Borrowings (payments) on capitalized leases ..........................        2,687           (230)
 Repayment of stock loans .............................................          461              -
 Exercise of stock options and employee stock purchase plan ...........        3,895          1,107
                                                                           ---------      ---------
      Net cash provided by financing activities .......................       45,246         10,256
                                                                           ---------      ---------

Net increase (decrease) in cash and equivalents .......................       36,962         (4,610)
Cash and equivalents at beginning of period ...........................          863          5,342
                                                                           ---------      ---------
Cash and equivalents at end of period .................................    $  37,825      $     732
                                                                           =========      =========


                    The accompanying notes are an integral part of these consolidated financial statements.

                             MICROCOM, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)
(In thousands)


Note 1.  BASIS FOR PRESENTATION

The consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the three and nine months ended December 31, 1995, and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.


Note 2.  INVENTORIES

                                DECEMBER 31, 1995    MARCH 31, 1995
                                -----------------    --------------
Raw materials ...............        $  3,482           $  4,557
Finished goods ..............          19,891             11,691
                                     --------           --------
                                     $ 23,373           $ 16,248
                                     ========           ========




Note 3.  PROPERTY AND EQUIPMENT
                                                                                           Depreciable Life
                                                  DECEMBER 31, 1995    MARCH 31, 1995          in Years
                                                  -----------------    --------------      ----------------
Computer equipment and software ..............          $ 9,890           $  9,503                2-7
Manufacturing equipment ......................            3,062              2,937                3-7
Furniture and fixtures .......................            1,629              1,458                  8
Leasehold improvements .......................            2,295              1,830           Life of Lease
                                                        -------           --------
                                                         16,876             15,728
Accumulated depreciation and amortization ....           (9,893)           (10,045)
                                                        -------           --------
                                                        $ 6,983           $  5,683
                                                        =======           ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales - Net sales for the three and nine month periods ended
December 31, 1995, were $39,977,000 and $101,341,000, respectively, a 73% and
51% increase from the same periods in fiscal 1995. These increases were primarily attributable to increased sales of remote site V.34 modem products and central site remote network access products, particularly the High Density Management Systems (HDMS). International sales for the three and nine month periods ended December 31, 1995, were $24,162,000 and $47,563,000, respectively, as compared to $7,235,000 and $18,188,000 for the same periods last year. International sales for the three and nine month periods ended December 31, 1995, were 60% and 47%, respectively, of net sales as compared to 31% and 27% for the same periods last year. The increases in international sales were primarily due to increased sales of remote site V.34 modem products. For the three and nine month periods ended December 31, 1995, sales to a Japanese distributor accounted for 28% and 18% of net sales, respectively.

Gross Margin - Gross margins for the three and nine month periods ended December 31, 1995, were 40% and 42%, respectively, of net sales, as compared to 45% for each of the same periods last year. The decreases were primarily due to unit sales of lower margin products increasing at a higher rate than the growth of other higher margin products. In the future, the Company expects continued pressure on gross margins as a result of higher unit sales of lower margin products.

Research and Development - During the three and nine month periods ended December 31, 1995, research and development costs increased $1,591,000 and $3,617,000, respectively, or 58% and 48% from the same periods last year. These increases reflect the Company's continued investment in new and existing technologies. The increases were principally due to the hiring of additional engineering personnel and increased consulting and contract fees. Research and development costs were 11% of net sales for each of the three and nine months ended December 31, 1995, as compared to 12% and 11%, respectively, in the previous fiscal year.

Sales and Marketing - In the three and nine month periods ended
December 31, 1995, sales and marketing expenses increased $1,806,000 and $3,671,000, respectively, or 41% and 27% from the same periods last year. The increases were directly related to the expansion of the Company's international distribution channels, coupled with additional marketing programs, primarily advertising, and variable selling expenses from increased net sales.

General and Administrative - During the three and nine month periods ended December 31, 1995, general and administrative expenses increased $535,000 and $575,000, respectively, or 44% and 16% from the same periods last year. The increases were primarily due to increased personnel and operational costs.

Interest Income - In the three and nine month periods ended December 31, 1995 interest income increased by $336,000 and $812,000, respectively. These increases were primarily due to the investment of the proceeds from the Company's public offering of common stock completed on June 28, 1995.

Interest and Other Expenses - During the three and nine month periods ended December 31, 1995, interest and other expenses decreased by $74,000 and increased by $528,000, respectively. The increase during the nine month period ended December 31, 1995 was primarily due to the utilization of the Company's line of credit during the first three months of the year. There were no borrowings under the Company's line of credit at December 31, 1995.

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

As of December 31, 1995, the Company had $37,825,000 in cash and equivalents. On December 13, 1995, the Company amended its bank revolving credit facility, increasing the borrowing amount to $25,000,000 from $16,000,000. The terms of the facility allow the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $25,000,000 or (ii) an amount based on the Company's eligible accounts receivable. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit and bankers' acceptances and by a percentage of the Company's exposure under foreign currency exchange contracts. Interest on borrowings is at the banks' prime rate. At December 31, 1995, the Company was contingently liable with respect to $9,030,000 in outstanding letters of credit and its bank credit availability was approximately $15,989,000. Under the terms of the credit facility, which expires in November 1996, the Company is required to comply with certain covenants. At December 31, 1995, the Company was in compliance with all covenants.

Since its inception, the Company has met its liquidity requirements through cash provided by operations, product line dispositions, public and private stock offerings, lease arrangements for facilities and equipment and short-term borrowings from banks. Management believes that its cash and equivalents, line of credit availability, and cash provided by operations will be adequate to meet the Company's liquidity requirements for the immediate future.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

                   Exhibit 10.1 - Fourth Amendment to Credit Agreement dated as of December 13, 1995 between Silicon Valley
                                  Bank, BayBank, N.A. and the Company.
                   Exhibit 10.2 - Amended promissory note dated as of
                                  December 13,1995 between Silicon Valley Bank and the Company
                   Exhibit 10.3 - Amended promissory note dated as of
                                  December 13,1995 between Baybank, N.A. and the Company
                   Exhibit 11.0 - Calculation of net income per share
                   Exhibit 27.0 - Financial Data Schedule

          (b)  REPORTS ON FORM 8-K.

                   No reports on Form 8-K were filed by the Company during the period covered by this report.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:   February 14, 1996              BY:                  /s/  Roland D. Pampel
      --------------------------           ----------------------------------------------------------
                                                          Roland D. Pampel, President,
                                                     Chief Executive Officer and Director





DATE:   February 14, 1996              BY:                  /s/  Peter J. Minihane
      --------------------------           ----------------------------------------------------------
                                           Peter J. Minihane, Executive Vice President of Operations,
                                                    Chief Financial Officer and Treasurer


                                                            EXHIBIT 10.1


                     LOAN DOCUMENT MODIFICATION AGREEMENT
                    (No. 4; dated as of December 13, 1995)


        LOAN DOCUMENT MODIFICATION AGREEMENT dated as of December 13, 1995 by and among MICROCOM, INC., a Massachusetts corporation with its principal place of business at 500 River Ridge Drive, Norwood, Massachusetts 02062 (the "BORROWER"), SILICON VALLEY BANK as a Lender (in such capacity, "SVB"), BAYBANK, N.A. as a Lender (in such capacity, "BAYBANK") and Silicon Valley Bank as agent for SVB and BayBank (in such capacity, the "AGENT").

        1.      Reference to Existing Loan Documents.
                ------------------------------------

        Reference is hereby made to that Credit Agreement dated March 22, 1995 among the Borrower, the Agent and the Lenders as previously amended as of April 28, 1995, June 21, 1995 and September 14, 1995 (with the attached schedules and exhibits, the "CREDIT AGREEMENT") and the Loan Documents referred to therein, including without limitation those certain Notes of the Borrower dated March 22, 1995, each in the principal amount of $8,000,000 (the "Notes"), and the Security Instruments referred to therein. Unless otherwise defined herein, capitalized terms used in this Agreement shall have the same respective meanings as set forth in the Credit Agreement.

        2.      Effective Date.
                --------------

        This Agreement shall become effective as of December 13, 1995 (the "EFFECTIVE DATE"), provided that the Agent shall have received the following on or before December 20, 1995 and provided further, however, in no event shall this Agreement become effective until signed by an officer of the SVB in
California:

                a.  two copies of this Agreement, duly executed by the Borrower;

                b. an amended and restated promissory note in the principal amount of $12,500,000 payable to the order of SVB in the form enclosed herewith (the "AMENDED SVB NOTE"), duly executed by the Borrower;

                c. an amended and restated promissory note in the principal amount of $12,500,000 payable to the order of BayBank in the form enclosed herewith (the "AMENDED BAYBANK NOTE" and together with the Amended SVB Note the "AMENDED NOTES"), duly executed by the Borrower;

                d. evidence of the approval by your Board of Directors of this Agreement and the Amended Notes; and

                e. evidence of the approval of the attached consent by the Board of Directors of Microcom Systems, Inc.

        By the signature of its authorized officer below, the Borrower is hereby representing that, except as modified in SCHEDULE A attached hereto, the representations of the Borrower set forth in the Loan Documents (including those contained in the Credit Agreement, as amended by this Agreement) are true and correct as of the Effective Date as if made on and as of such date. The Borrower agrees to pay a nonrefundable facility fee in connection herewith in the aggregate amount of $44,000. In order to effectuate the foregoing, the Borrower confirms its authorization as to the debiting of its account with the each Lender in the amount of $22,000 in order to pay each Lender's portion of the facility fee for the period up to and including the extended Expiry Date. Finally, the Borrower (and Microcom Systems, Inc., signing as a guarantor below) agrees that, as of the Effective Date, it has no defenses against its obligations to pay any amounts and perform the obligations under the Credit Agreement and the other Loan Documents.

        3.      Description of Change in Terms.
                ------------------------------

        As of the Effective Date, the Credit Agreement is modified in the following respects:

                a.  Section 1.1 is hereby amending by deleting the date
"March 22, 1996" appearing in the fifth line thereof and substituting in place thereof the date "November 5, 1996."

                b.  Section 1.2 is hereby restated in its entirety as follows:

                    "1.2 LINE OF CREDIT COMMITMENT. The Total Line of Credit Commitment shall be, in the aggregate, $25,000,000; each of the Lenders shall have a respective Line of Credit Commitment of $12,500,000."

                c. Section 1.6 is hereby amended by inserting after the words "Borrowing Base" in the third line of the last paragraph appearing on page three of the Credit Agreement the following:

                    "as such Borrowing Base is calculated at the end of any fiscal quarter (or, in the event that the Borrower incurs a Net Loss in any fiscal quarter, then as calculated at the end of any fiscal month)"

                d. Section 1.7 is hereby amended by: (a) inserting the word "and" immediately before clause (iii); deleting the percentage "10%" appearing in the sixth line thereof and substituting in place thereof the percentage "25%"; and (c) deleting clause (iv).

                e.  Section 1.8 is hereby amended by deleting the date
"March 22, 1996" appearing in the fourth line thereof and substituting the date "November 5, 1996."

                f. Section 2.1 (a) is hereby deleted in its entirety and there is hereby substituted in place thereof the following:

                    "The Borrower agrees to pay interest on the unpaid principal amount of the Line of Credit Loans for each day from and including the date each such Line of Credit Loan was made to but excluding the date the principal on such line of credit loan is due (whether at maturity, by acceleration or otherwise) at a fluctuating interest rate per annum equal to the Prime Rate, which interest rate shall change when the Prime Rate shall change such interest shall be payable monthly in arrears on the fifth day of each month commencing with the first such date hereafter and when the aggregate unpaid principal amount of the Line of Credit Loans is due (whether at maturity, by acceleration or otherwise)."

                g. Section 3 is hereby deleted in its entirety and there is hereby substituted in place thereof the following

                    "Section 3 Guaranty
                    -------------------

                    Payment and performance of all of the Borrower's present or future obligations to the Agent and the Lenders, the Issuing Bank, the Accepting Bank and the FX Bank under the Agreement, the Notes and the other Loan Documents the "SECURED OBLIGATIONS" shall be secured by that certain guaranty of even date herewith (as amended, modified, supplemented or restated, the ("Guaranty") issued by Microcom Systems, Inc., a Delaware corporation (the "GUARANTOR"), a copy of which is attached hereto as EXHIBIT F."

                h. Section 6.4 is hereby amended by deleting the words "one hundred (100) days" appearing in the first line thereof and substituting the words "ninety (90) days."

                i.  Section 6.8 is hereby restated in its entirety as follows:

                    "6.8 INSPECTION. The Borrower will, upon the request of the Agent, permit a representative of the Agent (including any field examiner or auditor retained by the Agent) to inspect and make copies of the Borrower's books and records and to conduct a receivables audit, at the expense of the Borrower, provided, however, as long as no Events of Default has occurred is continuing only one such audit shall be conducted in a fiscal year with the aggregate cost not to exceed $2,500 in any fiscal year."

                j. Sections 7.11 through 7.14 of the Credit Agreement are amended in their entirety to read as follows:

                        7.11 QUICK RATIO. The Borrowers will not permit the Quick Ratio at the end of any fiscal quarter, commencing with the quarter ending December 31, 1995, to be less than 2.0 to 1.

                        7.12 MINIMUM PROFITABILITY. The Borrower will not permit Net Income at the end of any fiscal quarter, commencing with the fiscal quarter ending
                        December 31, 1995, to be less than $1.00.

                        7.13 LEVERAGE. The Borrower will not permit the ratio of Total Senior Liabilities to Tangible Net Worth at the end of any fiscal quarter, commencing with the fiscal quarter ending December 31, 1995, to exceed 0.5 to 1.

                        7.14 TANGIBLE NET WORTH. The Borrower will not permit Tangible Net Worth at the end of any fiscal quarter, commencing with the fiscal quarter ending
                        December 31, 1995, to be less than the sum of (a) $80,000,000; and (b) fifty percent (50%) of cumulative Net Income for the period taken as a single period) from January 1, 1996 to the end of the fiscal period in question, with no offset for Net Losses.

                k. Section 7.15 of the Credit Agreement is hereby deleted in its entirety.

                l. Section 10 is hereby amended by deleting the following definitions: "Applicable Inventory Amount," "Applicable Margin," "Eligible Inventory," "Inventory Component," "Inventory Dollar Cap, " Inventory Margin," "Security Agreement," Security" and "Security Instruments."

                m. The definition of "Eligible Domestic Accounts Receivable" under Section 10 is hereby amended by restating in its entirety the proviso at the end of subparagraph (i) as follows:

                    "PROVIDED, HOWEVER, that, notwithstanding the foregoing but solely in the case of Sprint and all its Affiliates and such other account debtors approved in writing from time to time by all the Lenders in their sole discretion, the maximum aggregate percentage shall be 40% instead of 25%.

                n. The Compliance and Borrowing Base Certificates attached to the Credit Agreement as EXHIBIT C and EXHIBIT D respectively are hereby restated in their entirety in the form of EXHIBIT C and EXHIBIT D here for respectively.

                o. The Credit Agreement and the other Loan Documents are hereby amended wherever necessary or appropriate to reflect the foregoing changes.

        4. The Agent and the Lenders agree with the Borrower that from and after the Effective Date the following Security Instruments shall be of no further force and effect: (a) the Security Agreement of the Borrower (b) the Collateral Assignment of Patents and Trademarks of the Guarantor; (c) the Assignment for Security (Patents) of the Guarantor; and (d) Assignment for Security (Trademarks). The Agent agrees to executed and caused to be filed with the appropriate filing authorities the UCC financing statement and other appropriate documentation to confirm termination of the security interests granted by the foregoing documents.

        5.      Continuing Validity.
                -------------------

        Upon the effectiveness hereof, each reference in each Loan Document to "the Credit Agreement", "thereunder", "thereof", "therein", or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended hereby. Except as specifically set forth above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed. Except as set forth in Section 4 above, Each of the other Loan Documents is in full force and effect and is hereby ratified and confirmed. The amendments set forth above (i) do not constitute a waiver or modification of any term, condition or covenant of the Credit Agreement or any other Loan Document, other than as expressly set forth herein, and (ii) shall not prejudice any rights which the Bank may now or hereafter have under or in connection with the Credit Agreement, as modified hereby, or the other Loan Documents and shall not obligate the Bank to assent to any further modifications.

        6.      Miscellaneous.
                -------------

                a. This Agreement may be signed in one or more counterparts each of which taken together shall constitute one and the same document.

                b. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

                c. THE BORROWER ACCEPTS FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE COMMONWEALTH OF MASSACHUSETTS IN ANY ACTION, SUIT, OR PROCEEDING OF ANY KIND AGAINST IT WHICH ARISES OUT OF OR BY REASON OF THIS LOAN MODIFICATION AGREEMENT; PROVIDED, HOWEVER, THAT IF FOR ANY REASON SVB CANNOT AVAIL ITSELF OF THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS, THEN VENUE SHALL LIE IN SANTA CLARA COUNTY, CALIFORNIA.

                d. The Borrower agrees to promptly pay on demand all costs and expenses of the Agent and the Lenders in connection with the preparation, reproduction, execution and delivery of this letter amendment and the other instruments and documents to be delivered hereunder, including the reasonable fees and out-of-pocket expenses of Sullivan & Worcester, special counsel for the Agent and the Lenders with respect thereto.

        IN WITNESS WHEREOF, the Agent, the Lenders and the Borrower have caused this Agreement to be signed under seal by their respective duly authorized officers as of the date set forth above.


                              SILICON VALLEY EAST, a Division
                              of Silicon Valley Bank, as a Lender
                              and the Agent


                              By:
                                  ------------------------------
                              Name: James C. Maynard
                              Title:   Vice President


                              SILICON VALLEY BANK, as a Lender
                              and the Agent


                              By:
                                  ------------------------------
                              Name:
                              Title:
                              (signed in Santa Clara, CA)


                              BAYBANK, as a Lender


                              By:
                                  ------------------------------
                              Name:
                              Title:

                              MICROCOM, INC.


                              By:
                                  ------------------------------
                              Name:
                              Title:

                                  Schedule A
                                  ----------

        Qualifications and Supplements to Disclosure
        --------------------------------------------

                [If none, state "None"]

                                   CONSENT

        The undersigned, as Guarantor under the guaranty dated as of March 22, 1995 (the "GUARANTY") in favor of Silicon Valley Bank as agent for Silicon Valley Bank and BayBank, as Lenders, hereby consents to the foregoing Loan Document Modification Agreement (No.8, dated December 13, 1995) and hereby confirms and agrees that the Guaranty is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects, except that, upon the Effective date of said Loan Document Modification Agreement, each occurrence in the Guaranty and in each other Loan Document (as defined in the Amended and Restated Credit Agreement dated as of March 22, 1995) to which the undersigned is a party, including , without limitation, any security agreement or collateral assignment, of "the Credit Agreement," "thereunder," "thereof," "therein," or words of like import referring to the Amended and Restated Credit Agreement, shall mean and be a reference to the Amended and Restated Credit Agreement, as amended hereby.

                                   MICROCOM SYSTEMS, INC.



                                   By:
                                      ---------------------------------
                                   Name:
                                   Title:



                                   Date:     December 13, 1995