Form 10-K
period 1996-03-31
MICROCOM INC
filed 1996-06-27
CIK 795571

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                            Commission File Number:
     March 31, 1996                                               0-14805

                                MICROCOM, INC.
               Exact name of registrant as specified in charter
             MASSACHUSETTS                            04-2710644
    (State or other jurisdiction of        (I.R.S. Employer Identification
     incorporation or organization)                    Number)

         500 River Ridge Drive                        02062-5028
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

Aggregate market value of common stock held by non-affiliates of the Registrant as of June 24, 1996: $170,240,725

Number of shares outstanding of the Registrant's only class of common stock as of June 24, 1996: 15,899,938

DOCUMENTS INCORPORATED BY REFERENCE:
                                                      Part of Form 10-K into
 Document                                               which incorporated

 -Portions of Registrant's Annual Report to              Parts II and IV
 Stockholders for the fiscal year ended March 31, 1996

 -Portions of Registrant's Proxy Statement                   Part III
 relating to Registrant's Annual Meeting of Stockholders scheduled to be held on July 18, 1996


      This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements.
In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business - Forward Looking Statements; Cautionary Statement" and "Business - Risk Factors", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.


                                    PART I

Item 1.  Business.

      Microcom, Inc. ("Microcom" or the "Company") is a leading provider of central site and remote access solutions. The Company's products enable users to access and communicate with the Internet, America Online, CompuServe and other online services, as well as distributed enterprise-wide computing networks ("intranets"), from remote locations. The Company was founded in 1980 as a developer of data communications software, high performance modems and related technologies. Focusing on the Company's core competencies and responding to changes in the data communications industry, Microcom offers a broad line of products utilizing the Company's wide area network (WAN) technology and its network management and remote access software.

      Microcom's products serve both central site network managers and individual remote users. Products designed for the central site include the High Density Management System (HDMS), which is a dial-up access management system (or WAN concentrator); and LANexpress -- remote local area network
(LAN) access systems which include expressWATCH, a comprehensive remote network access management software product. Products designed for the individual remote user include high performance V.34 (28.8 Kbps) PCMCIA, desktop and other modems; Carbon Copy remote personal computer (PC)/network access software; LANexpress Remote client software, a remote node and remote control LAN access product, and Integrated Services Digital Network (ISDN) terminal adapters.

      The Company's customers include (i) Internet and online service providers, (ii) corporate 2000 companies, (iii) large international corporations, (iv) governmental agencies and universities, and (v) individual remote users seeking to access the Internet, online services and corporate intranets. By leveraging its technology and expertise, the Company has expanded its customer base to include original equipment manufacturers (OEMs). The Company also distributes its products through direct sales and other multiple indirect channels, including retailers, value added resellers (VARs), and distributors in the United States and international markets.

      Microcom is committed to providing leadership technology and products to a broad range of customers. The development of the OEM channel is a major component of the Company's overall distribution strategy. During the second half of fiscal 1996, the Company entered into OEM partnerships with Cisco Systems, Bay Networks, Gandalf Technologies, Hewlett Packard and Netscape. Also, in fiscal 1996 the Company enhanced its existing supplier and technology partnerships with companies such as Rockwell, 3Com, Microsoft, and Banyan.

Industry Background

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

      Beginning in the late 1980s, the following factors changed the nature of, and increased the demand for, central site and remote access solutions:

      Growth of the Internet, Online Services and Corporate Intranets. The number of users of the Internet and online services, such as America Online and CompuServe, has grown rapidly in recent years. It is estimated that the number of users linked to the Internet has grown from less than 2 million in 1992 to approximately 50 million today. This growth is due to increased use of e-mail, the proliferation of databases, education, entertainment and information services such as the World Wide Web. Corporate intranets, offering secure, reliable access to corporate information, are also growing at an exceptional pace.

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

      Growth in Mobile, Remote and Home Offices. Corporations, governmental agencies, universities and other organizations are increasingly looking to control costs while providing their employees with access to essential information and resources to perform their jobs efficiently from any location. The proliferation of notebooks and home computers is allowing a newly created remote workforce to work from home or on the road. To remain productive these users must be able to access their corporate distributed networks from remote locations.

      Technological Advances. Advances in modem technology (such as the V.34 standard), switched digital service technology (such as ISDN) are helping to increase the speed of network communication, which is a key user requirement for remote network access. In addition, the introduction of sophisticated network management software technology enables the diagnosis, management and reconfiguration of the numerous network access points and unattended remote locations from a central site on a cost-effective basis.

Markets

      These factors have created substantial growth in the number of remote users seeking to connect to the Internet and online services through network access providers and to information on corporate networks. As a result, the need for hardware and software products to support, expand and enhance remote access has created a number of rapidly growing markets.

      Network access providers are responsible for linking millions of remote users to the Internet and online services each day and require substantial amounts of equipment including modems, ISDN terminal adapters, management software, routers, switches and access servers. Since many of the access points for these networks are in unattended locations, reliable equipment that is easily diagnosed, managed and reconfigured via software from a central site is essential. In addition, since network access providers charge for their services based on the duration of the connection, they require systems that permit remote users with many different brands of modems to establish and maintain connections with the network.

      Enterprise computing networks are large scale and diverse, supporting distributed computing and client/server applications. To support the extensive remote network access demands these corporate networks require multiprotocol, multifunction access servers and a large number of modems and ISDN interfaces to support numerous users on diverse hardware and software platforms. Due to the size and complexity of the enterprise network, management software is required to diagnose, configure and troubleshoot the remote access aspects of the network. Enterprise network managers also require reliability, connectability and ease of use and installation of all products. Finally, with increased occurrences of unauthorized computer access and theft of services and information, security has become a key requirement for developing and operating remote networks.

      Departmental computing networks are typically characterized by a limited number of remote users requiring access to a smaller less complicated corporate network. As a result, only 2 to 16 dial-up connection points (ports) and support for only the most popular networking protocols is typically required. Since departmental networks generally are managed by a smaller management information systems staff, remote access equipment for this market must be easy to install and use. Although access security and network management are important, these features are generally less extensive than in the enterprise network environment.

      In addition to the hardware and software necessary to serve the needs of central site network managers, remote users need reliable, high performance communications hardware and easy to use software to access the information residing on the various types of networks.

The Microcom Solution

      In an effort to address the diverse needs of these rapidly growing markets, the Company has developed and offers a broad line of central site and remote access products. The following are the key attributes of the Microcom solution:

      Broad Product Range. The Company's product line serves both central site network managers and remote users in each of the central site and remote access markets. HDMS serves online network managers, Internet service providers and enterprise network managers. LANexpress serves both enterprise and departmental network managers. Remote users can utilize the Company's full line of modems and ISDN terminal adapters, LANexpress Remote client software and Carbon Copy software to access online services, the Internet and corporate intranets, on both the enterprise and departmental level.

      Remote Access Management. The Company's central site dial access products provide comprehensive management capabilities in order to effectively control both operations and costs. The key management capabilities include configuration, diagnostics, cost management and capacity planning.

      Remote Access Security. Microcom pioneered the use of security at the dial connection level rather than relying solely on the security measures of the host computer. The Company has developed a wide variety of security mechanisms, including user authentication, call-back schemes (fixed and roving), encrypted user information and embedded modem security keys designed to keep potential unauthorized users ( "hackers") from completing the dial connection into the network or host computer. Without the connection in place, hackers cannot attempt unauthorized access to the underlying network or host computer.

      Comprehensive Connectivity. Microcom has invested over 500 engineering years developing the Company's proprietary firmware, which the Company believes is among the most robust modem firmware available. It is designed to connect to a broad range of modem brands and to connect over a wide range of prevailing phone line conditions. The Microcom modem firmware is deployed worldwide in major online services and in large corporate mission critical applications. In addition to being utilized by Microcom in the Company s standalone modems and central site products, the firmware is also used, through OEM agreements, in the central site solutions of Companies such as Cisco Systems, Bay Networks and Gandalf Technologies.

      Highest Quality Products. The Company's products go through extensive development and quality assurance testing before shipment to customers. The Company has quality assurance personnel on-site on a full-time basis at the manufacturing facilities of the Company's off-shore subcontractors. This has resulted in the Company's HDMS and modem related products attaining a reputation with customers for quality and reliability.

      Ease of Installation and Use. LANexpress, Carbon Copy and the Company's modem and ISDN products are utilized by departmental network managers and individual remote users. Since these users typically lack significant technological resources, products targeted at these customers need to be easy to install and use. The Company has specifically designed LANexpress, Carbon Copy and its modem and ISDN products to be readily installed without technical support. In addition, LANexpress Remote and Carbon Copy software incorporate user-friendly, graphical user interfaces.

Repositioning and Strategy

      In the early 1990s, the Company responded to changes in the data communications industry by undertaking a series of strategic initiatives and restructurings designed to reposition the Company to address the needs of the emerging remote access market. In response to customers' demands for certain central site and remote access products, the Company redirected its strategic focus to the HDMS products by increasing research and development expenditures, accelerating introduction of enhancements to these products and disposing of certain non-core products. In July 1993, the Company restructured its sales force, increased the number of application engineers and implemented new sales and marketing strategies focused specifically on the sale of central site and remote access products to corporate 2000 customers and large international corporations. In 1994 the Company appointed Roland Pampel as President, Chief Executive Officer and a Director of the Company and in 1995 the Company acquired certain ISDN technologies to broaden the Company's central site and remote access product offerings. In fiscal 1996 the Company expanded its senior management team to include executives with extensive expertise in business development, sales, marketing, and in manufacturing and quality improvement. In addition, the Company was recently reorganized into business units to better align resources according to areas of product focus.

      The Company's objective is to continue to be a leading provider of central site and remote access solutions. The Company's strategy to achieve this objective is comprised of the following elements:

      Continue Focus on Central Site and Remote Access Market. The Company will continue to focus on the central site and remote access market and to develop new products and enhancements to meet or exceed the evolving requirements of both the central site network manager and the remote user.

      Maintain Technology Leadership. The Company intends to continue to invest in research and development of products to meet its customers' needs. The Company believes that the expertise it has developed in creating its existing products will permit it to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

      Develop and Expand OEM Relationships. The Company is making significant investments to support and grow its OEM business as this distribution channel has become increasingly attractive due to the Company's current product portfolio and the market environment.

      Develop and Expand Other Strategic Relationships. The Company plans to continue to develop its other strategic relationships with telecommunications network service and equipment providers, and software vendors in order to enhance Microcom's product development activities and leverage shared technologies and joint marketing efforts.

      Leverage Existing Customer Base. The Company believes that many of its existing customers will continue to purchase central site and remote access products. Through its multiple sales channels, the Company intends to aggressively market new products and enhancements to its existing customers. The Company also believes that its installed base represents an important source of references for new customers, particularly telecommunications companies.

      Expand Worldwide Distribution. The Company plans to continue to develop demand for its central site and remote access products both domestically and internationally. The Company intends to expand its channels of distribution and strengthen its sales and marketing support for existing VARs and distributors.

Products

      As discussed below, the Company offers a broad range of central site and remote access products for central site network managers and individual remote users.
                                    6



      HDMS - High Density Management System. This product is a central site remote access management system for dial-up networks. HDMS provides network access managers with robust remote access security and management capabilities, including real-time monitoring and control, alarm threshold processing, operational statistics, modem control and the ability to reconfigure the system from a central management location. HDMS is designed to be highly reliable, operate with a wide range of modems and provide a high rate of connection. The product is capable of handling modem data rates up to 28,800 bits per second (Kbps) and throughput rates, per modem, up to 115.2 Kbps. HDMS includes a chassis for installing up to 16 dual modem cards (32 modems), an Intelligent Network Controller (INC) to manage the modems as one integrated unit and an optional T1 interface to bring high speed digital T1 and fractional T1 circuits to the chassis. The HDMS INC can manage up to 8 chassis containing up to 254 modems.

      LANexpress. This product is a fully integrated remote LAN access solution. LANexpress combines server hardware and software, with client and network management software, providing remote users with easy to use, reliable, secure access, via dial or cellular links, to information residing on enterprise LANs. The LANexpress server provides the network connection for dial-up access into Ethernet or token ring networks. The product's multiprotocol networking capabilities can support virtually all network environments, including IP, Novell IPX, NetBIOS, Banyan Vines, DECNet and other legacy protocols. Utilizing either modem or ISDN connections, the LANexpress server supports sustained transfer speeds over 100 Kbps simultaneously on 2 to 12 ports. Remote PC users can connect to the network with LANexpress Remote client software, an easy to use, graphical user interface. The diverse requirements of remote applications are addressed by integrating both remote node (best for interactive applications) and remote control (ideal for data intensive applications) into a single client software solution.

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

      Modems. The Company has been developing high speed, error correcting modems since 1982. In 1983, the Company introduced the Microcom Networking Protocol (MNP), a communications standard incorporated into all high speed modems sold today. The Company's latest 28.8 Kbps modems, such as the DeskPorte FAST and TravelPorte FAST, are based on the industry standard V.34 technology. These products are available in desktop, portable, PCMCIA, internal and rackmountable models.

      The Company's Advanced Parallel Technology (APT), which is incorporated into its modems, allows transmission of data through the parallel port of a PC instead of the serial port, achieving throughput rates of up to 300 Kbps as compared to 115.2 Kbps for other modems using the serial port. The Company's modem products are designed to meet the needs of remote users of enterprise and departmental networks by providing sophisticated security capabilities, advanced features such as remote upgrade capability and a high degree of reliability and performance.

      OEM Products. Microcom also designs and manufactures board level customized central site remote access solutions for OEM partners such as Cisco Systems, Bay Networks and Gandalf Technologies. These products are designed to meet the customers' specifications utilizing the Company's central site, modem and network technologies.

      Carbon Copy. Carbon Copy is a remote PC/network access software package which enables users to remotely access and control application software and data residing on distant computers. Carbon Copy provides an extensive array of easy to use features which include file synchronization, full Internet/intranet support, windowed remote control, application sharing, Netscape Navigator plug-in, remote printing, two way remote drive sharing, PPP remote node, terminal emulation, communication gateway, high resolution graphics support and infra-red communication.

      Carbon Copy is used for numerous applications, including telecommuting, remote software support and training, remote LAN (including intranet) access, remote collaboration, remote equipment diagnostics, remote education, remote software updates and demonstrations, and automated data collection.

      ISDN Terminal Adapters. The Company's Solis-L and Solis-S ISDN cards and associated software provide a Basic Rate Interface (BRI) while the Solis-F ISDN card provides the same functionality as the Solis-L plus analog dial and fax connectivity. Both the Solis-L and -F cards use on-board processing to provide higher performance through embedded protocol support and data compression. In addition to supporting a range of third party software applications, all of these cards are sold with access applications software, allowing users to build systems for LAN to LAN and remote user to LAN connectivity for Novell networks.

Customers

      The Company markets its products to a broad range of domestic and foreign organizations and individuals. The target customers for the Company's central site remote network access products are Internet and on-line service access providers (including major telecommunications companies), the corporate 2000, large international corporations, universities and governmental agencies. The Company's remote site PC software and modems are sold to both businesses and individuals

      Sprint accounted for 9%, 24% and 13% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Sprint is not obligated to make any minimum level of future purchases from the Company or to provide the Company with binding forecasts of product purchases for any future period. While the Company expects that Sprint will continue to be a significant customer, the failure to achieve and maintain significant sales to telecommunications carriers or to offset any decline in sales to Sprint would have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's agreements with VARs, distributors and OEMs are typically non-exclusive and in many cases may be terminated by either party without cause. Further, many of the Company's VARs, distributors and OEMs carry competing product lines. Therefore, there can be no assurance that any VAR, distributor or OEM will continue to represent the Company's products and the loss of important VARs, distributors or OEMs could adversely affect the Company's business, results of operations and financial condition.

Customer Service and Support

      The Company is committed to providing quality customer service and support. The Company's customer service organization assists both resellers and end users with product configuration, installations and interoperability issues. Service and support are provided through the Internet and by telephone and remote dial-up access to customer installations. The Company also provides on-site, faxback and on-line bulletin board services. The Company provides service and support to its international end users through its independent distributors.

      The Company's products have warranties of up to five years. In addition, the Company provides a variety of fee based services, including contract support services, extended warranties, priority exchange of defective products and premium toll-free support. The Company also offers various training courses for its resellers and end user customers.

Sales and Marketing

      The Company sells its products through direct sales and multiple indirect distribution channels, including VARs, distributors and OEMs. In fiscal 1996, sales through indirect distribution channels accounted for approximately 69% of the Company's net sales. Sales to a Japanese distributor, Hucom K.K., accounted for approximately 21% of net sales in fiscal 1996. During fiscal 1996, however, this distributor began featuring modem products which compete with those of Microcom. The Company does not expect its sales to Hucom will continue to constitute a significant percentage of sales. Accordingly, during the third quarter of fiscal 1996, the Company formed a wholly-owned Japanese subsidiary, Microcom K.K., to continue its penetration of this market. There can be no assurance, however, that sales through this subsidiary will fully offset the decline in sales to Hucom. No single VAR, distributor or OEM individually accounted for more than 10% of the Company's net sales in fiscal 1995 or 1994.

      In North America, the Company has relationships with approximately 40 VARs through which the Company sells its HDMS, LANexpress and modem products. These VARs concentrate on large sales opportunities, providing integrated solutions to network access providers, Corporate 2000, universities and governmental agencies. In addition, the Company sells Carbon Copy, LANexpress and certain modem products through a two-tiered distribution channel in which the Company sells to distributors who in turn sell to resellers such as computer retail chains, mail order houses and independent VARs. These resellers generally sell directly to corporate and individual end users.

      Outside of North America, the Company's products are sold by independent distributors whose principal markets are Australia, The Czech Republic, Denmark, France, Germany, Hong Kong, Israel, Italy, Japan, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom.

      The Company supports its domestic and international VARs and distributors by providing product training, evaluation products, regular mailings of product, promotional and technical materials, and reseller and end-user telephone technical support, and by participating in cooperatively funded marketing programs including trade shows and seminars. The Company also works closely with its VARs in selling and servicing major accounts and believes that such collaboration is necessary for the successful implementation of the Company's central site and remote access solutions. The

Company promotes corporate and product awareness and generates sales leads through a variety of means, including advertisements in major industry trade publications, participation in industry trade shows, seminars and direct mail.

      The Company has sales and application engineering support offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York, Pennsylvania, Texas, and Virginia as well as in Australia, England, France, Germany, Japan, South Africa and Singapore. As of March 31,1996, the Company's sales and marketing organization consisted of 105 employees

Research and Development

      The market for Microcom's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. Microcom's future success will depend in part on its ability to enhance its existing products and to introduce new products and enhancements on a timely basis to meet and adapt to changing customer requirements, evolving industry standards and emerging technologies. The Company is also committed to ongoing support of and participation in industry standards activities which affect the central site and remote access market.

      During fiscal years 1996, 1995 and 1994, the Company spent $16.2 million, $10.3 million and $9.0 million, respectively, on research and development, equal to 11%, 11% and 16%, respectively, of net sales.

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

      To be competitive in the international marketplace, the Company obtains country specific certification for its modem and ISDN products. To date, the Company has successfully certified its products for use in numerous countries with ongoing programs to obtain certification in additional countries and to certify new products as they are introduced. The modular design of the Company's software products facilitates foreign language translations.

      There can be no assurance that Microcom will be successful in developing, manufacturing and marketing products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected. In addition, there can be no assurance that services, products or technologies developed by others will not render Microcom's products or technologies uncompetitive or obsolete. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to new products. The failure to manage any such transition successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition

      The market for central site and remote access products is highly competitive. In the central site market, the Company competes with remote LAN access server vendors such as Shiva Corporation, Attachmate Corporation, Novell, Inc., Cisco Systems and 3Com Corporation and vendors of dial-up access management systems such as U.S. Robotics Corporation, Cisco Systems, 3Com Corporation and Motorola, Inc. The Company also faces increasing competition from operating system (OS) and network operating system (NOS) vendors such as Microsoft Corporation, Novell, Inc. and International Business Machines Corporation who are including remote access capabilities in their products.
In the remote site PC communications software market, the Company competes with a number of providers of remote control, file transfer and remote LAN access software, including Symantec Corporation, Stac Electronics, Inc. and Shiva Corporation. The Company's remote site modems compete with those of U.S. Robotics Corporation, Hayes Microcomputer Products, Inc. and its subsidiary, Practical Peripherals, Inc. Increased competition could result in price reductions and loss of market share which would materially and adversely affect Microcom's business, results of operations and financial condition.
The Company believes that its ability to compete successfully depends on a number of factors, including price, product features, product quality, performance and reliability, name recognition, international certification, experienced sales, marketing and service organizations, development of new products and enhancements, evolving industry standards and announcements by competitors. Many of Microcom's current and potential competitors have significantly greater financial, marketing, technical and other resources than Microcom. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects competition to increase as a result of industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to address the central site and remote access needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that Microcom will be able to continue to compete successfully with existing or new competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, results of operations or financial condition.

Manufacturing

      The Company uses subcontractors to manufacture virtually all of its products. These manufacturers provide Microcom with fully tested, finished products built to the Company's specifications. The Company's HDMS, LANexpress, modem and OEM products are manufactured primarily by subcontractors in China, Malaysia, Singapore and Hong Kong. A subcontractor in Massachusetts produces the Company's software products and also provides warehousing and distribution services to the Company. Microcom's internal manufacturing operations consist of materials planning and procurement, product modifications to meet foreign country requirements, final assembly, factory testing and quality control. In addition, Microcom quality assurance personnel are on-site full-time at the manufacturing facilities of the Company's subcontractors performing various tests and quality assurance procedures. To date, the Company has not experienced significant manufacturing defects or customer returns of products. As of March 31, 1996, the Company had 60 employees in the areas of manufacturing and quality assurance. Reliance on foreign manufacturers involves a number of risks, including unexpected changes in regulatory requirements and tariffs, difficulties enforcing agreements, exchange rate fluctuations, difficulties enforcing intellectual property rights, difficulties obtaining export licenses, the imposition of withholding or other taxes, embargoes or exchange controls or the adoption of other restrictions on foreign trade.

      Certain components used in the Company's products are available from a single source, and others are available only from limited sources. In certain circumstances, despite the availability of multiple sources, the Company may select a single source in order to maintain quality control and develop a strategic relationship with the supplier. In addition, certain components used in the Company's products are only available from a single supplier or a limited number of suppliers. Components for the Company's products which are only available from a single supplier include certain semiconductor components used in the Company's modems sourced from Rockwell. During fiscal 1996, due to shortages, Rockwell was required to allocate among its customers, including Microcom, the supply of a certain component incorporated into V.34 modems. This component is included in the Company's HDMS, LANexpress, modem and OEM products. If this condition should continue and Rockwell is unable to supply sufficient quantities of this component to the Company on a timely basis, it would cause a delay in Microcom's product shipments and such delay would have a material adverse effect on the Company's business, results of operations and financial condition. The Company was able to obtain sufficient quantities of this component in fiscal 1996 and believes that it will be able to obtain from Rockwell sufficient quantities of the component to satisfy its anticipated requirements. The Company generally purchases single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with its suppliers. Further, the availability of many of these components is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. A reduction or interruption in supply of these components could result in delays or reductions in product shipments which would materially and adversely affect the Company's business, results of operations and financial condition and could damage customer relationships. The Company may also be subject to increases in component costs, which could also have a material adverse effect on the Company's business, results of operations or financial condition.

Proprietary Rights

      The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company currently holds fifteen United States patents, four of them involving ISDN technology, and has three United States patent applications and ten foreign patent applications pending in a number of jurisdictions. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company's United States patents expire between

2004 and 2011. The Company has not sought foreign patents for some of its technologies, including technologies which have been patented in the United States, which may adversely effect the Company's ability to protect its technologies and products in foreign countries. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.
The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. In addition, the Company periodically reviews recent patents that have been issued to third parties. As a result of such reviews, the Company has from time to time identified and investigated the validity and scope of issued patents for technologies similar to, or related to, the Company's technologies. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect upon the Company's business, results of operations and financial conditions.

Employees

      As of March 31, 1996, the Company had 405 employees, including 105 in sales and marketing, 40 in customer service, 140 in research, development and related engineering activities, 60 in manufacturing and 60 in executive and administrative activities. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. Management believes that the Company's relations with its employees are good. Microcom believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and product development personnel. Except with respect to the President and Chief Executive Officer, the Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. Competition for such personnel is intense, especially in the areas of engineering and sales and marketing. The loss of key management or technical personnel could materially and adversely affect the Company's business, results of operations and financial condition, and there can be no assurance that Microcom will be successful in attracting and retaining the personnel required to engineer, manage, market or develop its products and conduct its operations successfully.

Forward Looking Statements; Cautionary Statement

      When used anywhere in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above and in the risk factors set forth below. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Risk Factors

New Product Development and Rapid Technological Change

      The market for Microcom's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. Microcom's future success will depend in part on its ability to enhance its existing products and to introduce new products on a timely basis to meet and adapt to changing customer requirements, evolving industry standards and emerging technologies. There can be no assurance that Microcom will be successful in developing, manufacturing and marketing new products or product enhancements that respond to technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially and adversely affected. In addition, there can be no assurance that services, products or technologies developed by others will not render Microcom's products or technologies uncompetitive or obsolete. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to new products. The failure to manage any such transition successfully could have a material adverse effect on the Company's business, results of operations and financial condition.

Highly Competitive Environment

      The market for central site and remote access products is highly competitive. In the central site remote network access market, the Company competes with remote LAN access server vendors such as Shiva Corporation, Attachmate Corporation, Novell, Inc., Cisco Systems and 3Com Corporation and vendors of dial-up access management systems such as U.S. Robotics

Corporation, Cisco Systems, 3Com Corporation and Motorola, Inc. The Company also faces increasing competition from operating system (OS) and network operating system (NOS) vendors such as Microsoft Corporation, Novell, Inc. and International Business Machines Corporation who are including remote access capabilities in their products. In the remote site PC communications software market, the Company competes with a number of providers of remote control, file transfer and remote LAN access software, including Symantec Corporation, Stac Electronics, Inc. and Shiva Corporation. The Company's remote site modems compete with those of U.S. Robotics Corporation, Hayes Microcomputer Products, Inc. and its subsidiary, Practical Peripherals, Inc. Increased competition could result in price reductions and loss of market share which would materially and adversely affect Microcom's business, results of operations and financial condition. The Company believes that its ability to compete successfully depends on a number of factors, including price, product features, product quality, performance and reliability, name recognition, international certification, experienced sales, marketing and service organizations, development of new products and enhancements, evolving industry standards and announcements by competitors. Many of Microcom's current and potential competitors have significantly greater financial, marketing, technical and other resources than Microcom. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects competition to increase as a result of industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to address the central site and remote access needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that Microcom will be able to continue to compete successfully with existing or new competitors or that competitive pressures faced by the Company would not materially and adversely affect its business, results of operations or financial condition.

Sales to Telecommunications Carriers

      As part of its sales and marketing strategy, Microcom is seeking to increase the sales of its central site and remote access products to telecommunications carriers and affiliated entities. These entities usually have long purchasing cycles and extensive vendor qualification requirements. Accordingly, sales efforts to such entities typically require significant investments of time and resources with no assurance that such efforts will be successful. The failure to achieve and maintain significant sales to telecommunications carriers would have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

      Microcom's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Such fluctuations may result in volatility in the price of the Company's common stock. Quarterly revenues and operating results may fluctuate as a result of a variety of factors including the timing of significant orders, the timing of product enhancements and new product introductions by Microcom and its competitors, the pricing of the Company's products, changes in product mix, changes in customers' budgets, competitive conditions, the proportion of international sales to total net sales, the proportion of sales made pursuant to the

Company's various distribution channels and general economic conditions. The Company has historically operated with limited backlog because its products are shipped shortly after orders are received. The Company has often recognized a substantial portion of its net sales in the last month of the quarter. As a result, net sales in any quarter are substantially dependent on orders booked and shipped in the last month of a quarter. A variation in the timing of orders is likely to adversely and disproportionately affect the Company's results of operations as the Company's expense levels are, for the most part, fixed based on its expectations as to future net sales. Moreover, Microcom's net sales may fluctuate based on the level of inventories of the Company's products maintained by the Company's resellers in any particular quarter. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Although the Company's net sales have increased and the Company has been profitable in recent quarterly periods, there can be no assurance that the Company's net sales will increase in future quarters or that the Company will remain profitable on a quarterly basis, if at all. Due to the foregoing factors, it is possible that in some future quarters the Company's results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected.

Limited History of Profitable Operations

      Although the Company has been profitable since fiscal 1995, it incurred net losses of $10,913,000 and $10,694,000 for fiscal 1994 and 1993, respectively. These net losses included restructuring and other costs of $7,875,000 and $4,268,000 in those years, respectively. There can be no assurance that the net sales and net income growth Microcom has experienced in recent quarters can be sustained or that in the future Microcom will be profitable.

Dependence on Suppliers and Subcontractors

      The Company is dependent on a small number of subcontractors for the manufacture and assembly of all of its central site and remote access products. In the event that any of these subcontractors were to become unable or unwilling to manufacture Microcom's products in required volumes, Microcom would have to identify and qualify additional subcontractors. The identification and qualification process could be lengthy and no assurances can be given that any replacement subcontractors will be available to the Company on a timely basis. The failure to identify and qualify replacement subcontractors on a timely basis would have a material and adverse effect on the Company's business, results of operations and financial condition. In addition, certain components used in the Company's products are only available from a single supplier or a limited number of suppliers. Components for the Company's products which are only available from a single supplier include certain semiconductor components used in the Company's modems sourced from Rockwell International Corporation ("Rockwell") and the power supply component obtained from TDK for the Company's PCMCIA modem. During fiscal 1996, due to shortages, Rockwell was required to allocate among its customers, including Microcom, the supply of a certain component incorporated into V.34 modems. This component is included in the Company's HDMS, LANexpress, modem and OEM products. If this condition should continue and Rockwell is unable to supply sufficient quantities of this component to the Company on a timely basis, it would cause a delay in Microcom's product shipments and such delay would have a material adverse effect on the Company's business, results of operations and financial condition. The Company was able to obtain sufficient quantities of this component in fiscal 1996 and believes, that it will be able to obtain from Rockwell sufficient quantities of the component to satisfy its anticipated requirements. The Company generally purchases single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with its suppliers. Further, the availability of many of these components is dependent in part on the Company's ability to provide its suppliers with accurate forecasts of its future requirements. A reduction or interruption in supply of these components could result in delays or reductions in product shipments which would materially and adversely affect the Company's business, results of operations and financial condition and could damage customer relationships. The Company may also be subject to increases in component costs, which could also have a material adverse effect on the Company's business, results of operations or financial condition.

Dependence on Proprietary Technology

      The Company's success and ability to compete is dependent in part upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company currently holds fifteen United States patents, four of them involving ISDN technology, and has three United States patent applications and ten foreign patent applications pending in a number of jurisdictions. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company's United States patents expire between 2004 and 2011. The Company has not sought foreign patents for some of its technologies, including technologies which have been patented in the United States, which may adversely effect the Company's ability to protect its technologies and products in foreign countries. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.
The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. In addition, the Company periodically reviews recent patents that have been issued to third parties. As a result of such reviews, the Company has from time to time identified and investigated the validity and scope of issued patents for technologies similar to, or related to, the Company's technologies. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. The failure to obtain such royalty or licensing agreements on a timely basis would have a material adverse effect upon the Company's business, results of operations and financial conditions.

Risks Associated with International Operations

      The Company expects that sales outside the United States will continue to represent a significant portion of its total net sales. In addition, the Company uses subcontractors in China, Japan, Malaysia, Singapore and Hong Kong to manufacture a substantial portion of its products and obtains certain components from foreign suppliers. Sales to customers outside the United States and reliance on foreign manufacturers and suppliers involve a number of risks, including unexpected changes in regulatory requirements and tariffs, difficulties enforcing agreements and collecting receivables, longer payment cycles, exchange rate fluctuations, difficulties enforcing intellectual property rights, difficulties obtaining export licenses, the imposition of withholding or other taxes, embargoes or exchange controls or the adoption of other restrictions on foreign trade.

Reliance on Central Site and Remote Network Access Market

      Microcom currently devotes its research and development, manufacturing, marketing and sales resources to provide products for the central site and remote access market. The Company's future financial performance will depend in large part on continued growth in the central site and remote access market, which in turn will depend in part on the growth in the number of organizations utilizing central site and remote access products and the number of applications developed for use with those products. There can be no assurance that this market will continue to grow or that the Company will be able to respond effectively to the evolving requirements of this market. If this market fails to grow or grows more slowly or in a different direction than the Company currently anticipates, the Company's business, results of operations and financial condition would be materially and adversely affected.

Reliance on Indirect Distribution Channels

      Sales through indirect distribution channels account for a substantial portion of the Company's net sales. The Company's agreements with VARs, distributors and OEMs are typically non-exclusive and many of the Company's VARs, distributors and OEMs carry competing product lines. There can be no assurance that any VAR, distributor or OEM will continue to represent the Company's products or market them aggressively. The loss of important VARs, distributors or OEMs, or their lack of success in marketing the Company's products, could adversely affect the Company's business, results of operations and financial condition.

Dependence on Personnel

      Microcom believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and product development personnel. Except with respect to the President and Chief Executive Officer, the Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. Competition for such personnel is intense, especially in the areas of engineering and sales and marketing. The loss of key management or technical personnel could materially and adversely affect the Company's business, results of operations and financial condition, and there can be no assurance that Microcom will be able to attract and retain the personnel required to engineer, manage, market or develop its products and conduct its operations successfully.

Item 2.  Properties.

      The Company's executive offices and its principal engineering and marketing operations are located in a 101,000 square foot leased facility in Norwood, Massachusetts. The lease for this facility expires in fiscal 2002, subject to the Company's option to extend the term for up to an additional five years. The Company also leases sales offices in California, Colorado, Georgia, Illinois, Massachusetts, New Jersey, New York, Texas and Virginia, as well as Australia, England, France, Germany, Japan, South Africa and Singapore. The Company believes that these facilities will be adequate to meet its requirements for the foreseeable future and that suitable additional or substitute space will be available as needed.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to Vote of Security Holders.

None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol "MNPI". The table on page 34 of the Company's 1996 Annual Report to Stockholders (the "Annual Report") setting forth, for the periods therein indicated, quarterly price ranges for the common stock is incorporated herein by reference.

      As of June 24, 1996, the Company had approximately 336 stockholders of record. No cash dividends have been declared or paid by the Company since its inception. It is the policy of the Company to retain any cash flow for future business expansion. The Company anticipates no change in this policy in the foreseeable future.

Item 6.  Selected Financial Data.

      The information contained under the heading "Five Year Summary of Operations" on page 17 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 20 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

      The information contained in the Consolidated Financial Statements (pages 21 through 24), Notes to Consolidated Financial Statements (pages 25 through 33), Report of Independent Public Accountants (page 35) and under the heading "Selected Quarterly Data" (page 34) in the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on July 18, 1996 (the "Proxy Statement") is incorporated herein by reference.


The executive officers of the Company are as follows:

            Name              Age               Position

Roland D. Pampel  . . . . . .   61  President, Chief Executive Officer and
                                      Director
Lewis A. Bergins  . . . . . .   57  Executive Vice President, International
                                    Operations and Modulation Business
Mark J. Freitas . . . . . . .   39  Executive Vice President, Central Site
                                    Business Unit
Peter J. Minihane . . . . . .   47  Executive Vice President of Operations,
                                    Chief Financial Officer and Treasurer
Gregory Pearson . . . . . . .   50  Senior Vice President, Technology
                                    Management
Richard A. Barbari  . . . . .   56  Corporate Vice President, International
                                      Sales
Bruce R. Anderson . . . . . .   55  Vice President, Operations

Robert B. Lamkin  . . . . . .   51  Vice President, U.S. Sales and Strategic
                                      Relationships
Joanne K. Masingill   . . . .   49  Vice President, Software Business Unit,
                                    Corporate Strategy and Marketing

      Mr. Pampel has served as President, Chief Executive Officer and a Director since March 1994. He is currently serving as a Class I Director for a term expiring at the 1998 Annual Meeting of Stockholders. From September 1991 to February 1994, Mr. Pampel was Chief Executive Officer, President and a Director of Nicolet Instrument Corporation, a manufacturer of biomedical and analytical instruments. From July 1989 to August 1991, he was Chief Executive Officer, President and a Director of Bull HN Information Systems, Inc., a computer manufacturer. Since August 1993, Mr. Pampel has served on the board of directors of Best Power Technology, Inc., a manufacturer of power technology and backup recovery products.

      Mr. Bergins joined the Company in 1982 and has served as Executive Vice President, International Operations and Modulation Business since November 1995. He served as Executive Vice President, International Sales and Corporate Strategy and Development from April 1992 to November 1995 and as Executive Vice President from January 1989 to April 1992.

      Mr. Freitas joined the Company in 1986 and has served as Executive Vice President, Central Site Business Unit since November 1995 and Vice President, Systems Management and Customer Support from May 1994 to November 1995. Prior to May 1994, Mr Freitas held various software development positions with the Company.

     Mr. Minihane joined the Company in 1985 and has served as Executive Vice President, Chief Financial Officer and Treasurer since January 1989. Mr. Minihane was named Executive Vice President of Operations in November 1995.

      Mr. Pearson joined the Company in 1986 and has served as Senior Vice President, Technology Management since April 1990.

      Mr. Barbari has served as Corporate Vice President, International Sales of the Company since November 1995. He served as Executive Vice President, Marketing and Latin America and Africa Sales from May 1994 to November 1995. From 1992 to April of 1994, Mr. Barbari was Director of Operations of Nicolet Instrument Corporation, a manufacturer of biomedical and analytical instruments. From 1989 to 1992, he was Chief Executive Officer and Chairman of the Board of Ultimap Corporation, a geographic information systems software company which filed for and emerged from reorganization proceedings under Chapter 11 of the Bankruptcy Code during this period.

      Mr. Anderson has served as Vice President, Operations of the Company since February 1996. From June 1994 to February 1996 Mr. Anderson was Vice President, Northeast Division of SCI Systems, Inc., a contract manufacturer. From 1981 to 1994, Mr. Anderson was employed by Digital Equipment Corporation where he held various senior manufacturing management positions.

      Mr. Lamkin has served as Vice President U.S. Sales and Strategic Relationships of the Company since April 1996. He served as Vice President, Strategic Relationships since June 1995. From June 1994 to June 1995, Mr. Lamkin was with Strategic Mapping, Inc. ("SMI"), a software, data and service company, as Vice President, Strategic Partnerships. From 1992 to 1994, Mr. Lamkin was with TerraLogics, Inc. (which merged with SMI in 1994) as Vice President, Sales and Marketing.

      Ms. Masingill has served as Vice President, Marketing, Corporate Strategy and Software Business Unit of the Company since November 1995. She served as Vice President, Corporate Strategy and Marketing from August to November 1995. From 1994 to 1995, Ms. Masingill was with The Registry, Inc., a professional service and consulting firm as Vice President, Sales and Marketing. From 1988 to 1994, Ms. Masingill was employed by Digital Equipment Corporation where she held various senior management positions.

Item 11.  Executive Compensation.

      The information contained under the headings "Directors Compensation", "Executive Compensation" and "Employment Agreements" on pages 5 through 9 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information contained under the heading "Stock Ownership of Directors, Executive Officers and Principal Stockholders" on pages 2 and 3 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      The information contained under the heading "Certain Transactions" on page 15 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Schedules and Exhibits

1.    Financial Statements:
                                                                          Page*

       Five Year Summary of Operations for the Five Year Period Ended        17
       March 31, 1996
       Consolidated Statements of Operations for the Three Years Ended       21
       March 31, 1996

       Consolidated Balance Sheets as of March 31, 1996 and 1995             22

       Consolidated Statements of Stockholders' Equity for the Three         23
       Years Ended March 31, 1996

       Consolidated Statements of Cash Flows for the Three Years Ended       24
       March 31, 1996

       Notes to Consolidated Financial Statements                            25
       Selected Quarterly Data for the Two Years Ended March 31, 1996        34

       Report of Independent Public Accountants                              35

      *Page references are to the Company's 1996 Annual Report to Stockholders, portions of which appear herewith as Exhibit 13.0. Such Annual Report is not to be deemed a part of this Report except for those parts thereof specifically incorporated by reference into this Report.

2.    Financial Statement Schedule:

            Schedule II      -     Valuation and Qualifying Accounts         31


The Financial Statement Schedule listed above should be read in conjunction with the Company's financial statements and the notes thereto (collectively, the "Financial Statements") in the Company's 1996 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the Annual Report. See "Report of Independent Public Accountants on Schedules" on page 30 of this report.

3. Exhibits: See Index to Exhibits and Financial Statement Schedules appearing in (c) below.



(b)   Reports on Form 8-K:

      None

(c)   Exhibits


              Index to Exhibits and Financial Statement Schedules


Certain of the following exhibits are filed herewith (denoted by *). Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.


 Exhibit         Exhibit
 No.

  ####2.1    -   Asset Purchase Agreement dated December 22,
                 1992 among Registrant, Microcom Systems, Inc.
                 and VM Systems Group, Inc.  (Exhibit to
                 Report on Form 10-Q filed for the quarter ended December 31, 1992.)

  ####2.2    -   Asset Purchase Agreement dated as of December
                 31, 1993 among Registrant, Microcom Systems,
                 Inc. and Central Point Software, Inc.
                 (Exhibit to Report on Form 10-K filed for the year ended March 31, 1994.)

   ###3.1    -   Restated Articles of Organization of
                 Registrant.

     #3.2    -   By-Laws of Registrant, as amended.

   ###4.1    -   Article 6 of Restated Articles of
                 Organization of Registrant.

     #4.2    -   Articles III and VIII of By-Laws of
                 Registrant, as amended.

 ####10.1    -   Amended and Restated Credit Agreement dated
                 December 13, 1995 among the Registrant,
                 Silicon Valley Bank and BayBank N.A.
                 (Exhibit to Report on Form 10-Q filed
                 February 14, 1996)

 ####10.2    -   Amended and Restated Promissory Note in the
                 principal amount of $12,500,000 dated
                 December 13, 1995 made by the Registrant to
                 the order of Silicon Valley Bank.  (Exhibit
                 to Report on Form 10-Q filed February 14,
                 1996)

 Exhibit         Exhibit
 No.

 ####10.3    -   Amended and Restated Promissory Note in the
                 principal amount of $12,500,000 dated
                 December 13, 1995 made by the Registrant to the order of BayBank N.A. (Exhibit to Report on Form 10-Q filed February 14, 1996)

  ###10.4    -   Amended and Restated Security Agreement dated
                 March 22, 1995 among the Registrant, Silicon
                 Valley Bank and BayBank.

  ###10.5    -   Guaranty dated March 22, 1995 by Microcom
                 Systems, Inc. in favor of Silicon Valley Bank and BayBank.

  ###10.6    -   Guarantor Security Agreement dated March 22,
                 1995 among Microcom Systems, Inc., Silicon
                 Valley Bank and BayBank.

  ###10.7    -   Collateral Assignment of Patents and
                 Trademarks dated March 22, 1995 among
                 Microcom Systems, Inc., Silicon Valley Bank and BayBank.

  ###10.8    -   Letter Agreement dated February 15, 1994
                 among Roland D. Pampel, James M. Dow as
                 Chairman of the Board of Directors of the Registrant and Michael I. Schneider as
                 Chairman of the Compensation Committee of the Board of Directors of the Registrant.

  ###10.9    -   Letter Agreement dated March 3, 1994 among
                 the Registrant, James M. Dow and Michael I.
                 Schneider as Chairman of the Compensation
                 Committee of the Board of Directors of the Registrant.

  ###10.10   -   Secured Promissory Notes made by certain
                 senior officers and directors to the order of the Registrant in connection with stock loans.

    *10.11   -   Secured Promissory Note made by Roland D.
                 Pampel to the order of the Registrant in connection with stock loans.

  ###10.12   -   1993 Non-Employee Director Stock Option Plan.
                 (As Amended and Restated as of March 17,
                 1995) (Exhibit to Registration Statement #33-
                 64579 filed on Form S-8 on November 27,
                 1995).

 Exhibit         Exhibit
 No.

    *10.13   -   Stock Option and Stock Purchase Plan (as
                 Amended and Restated Effective as of January
                 26, 1996).

 ####10.14   -   1987 Employee Stock Purchase Plan.  (As
                 Amended and Restated Effective as of April
                 24, 1995) (Exhibit to Registration Statement
                 #33-59939 filed on Form S-8 on June 5, 1995.)

 ####10.15   -   Long Term Performance Plan of Registrant (As
                 Amended and Restate as of April 13, 1995)
                 (Exhibit to Registration Statement #33-64579 filed on Form S-8 on November 27, 1995).

   ##10.16   -   Agreement dated May 13, 1986 between
                 Registrant and Rockwell International Corp.

   ##10.17   -   Agreement dated January 30, 1987 between
                 Registrant and Rockwell International Corp.

   ##10.18   -   Lease dated August 11, 1987 between
                 Registrant and First Stone Ridge Limited
                 Partnership. (Exhibit to Report on Form 10-K filed for the year ended March 31, 1988.)

 ####10.19   -   Manufacturing Agreement dated as of December
                 18, 1987 between Registrant and Video
                 Technology Engineering, Ltd. (Exhibit to
                 Report on Form 10-K filed for the year ended
                 March 31, 1988.)

 ####10.20   -   Letter of intent dated as of January 26, 1993
                 between Registrant and Flextronics
                 International.  (Exhibit to Report on Form
                 10-K filed for the year ended March 31,
                 1994.)

    #10.21   -   Master Conditional Sale and Security
                 Agreement between Registrant and NYNEX Credit
                 Company dated as of September 23, 1988.

    #10.22   -   Financing Agreement for Centrex Service
                 between Registrant and NYNEX Credit Company dated as of September 23, 1988

    #10.23   -   Agreement dated July 1, 1988 between
                 Registrant and Rockwell International Corp.

 ####10.24   -   Agreement Dated December 12, 1989 between
                 Registrant and Rockwell International Corp.
                 (Exhibit to Report on Form 10-K filed for the year ended March 31, 1990.)

 Exhibit         Exhibit
 No.

 ####10.25   -   Agreement dated December 23, 1991 between
                 Registrant and Rockwell International Corp.
                 (Exhibit to Report on Form 10-K filed for the year ended March 31, 1992.)

 ####10.26   -   Agreement dated October 4, 1993 between
                 Registrant and Rockwell International Corp.
                 (Exhibit to Report on Form 10-K filed for the year ended March 31, 1994.)

 ####10.27   -   Spectrum-Microcom Global Settlement by and
                 between the Company and Spectrum Information
                 Technologies, Inc. dated November 16, 1993.
                 (Exhibit to Report on Form 10-Q filed for the quarterly period ended December 31, 1993.)

    *11.0    -   Statement Regarding Computation of Per Share
                 Earnings.
    *13.0    -   Portions of Annual Report to Stockholders for
                 the fiscal year ended March 31, 1996
                 incorporated by reference herein.

    *21.0    -   Subsidiaries of Registrant.
    *23.0    -   Consent of Independent Public Accountants.
    *27.0    -   Financial Data Schedule.
_______________________

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

                                          MICROCOM, INC.

June 18, 1996                             By: /s/ Roland D. Pampel
                                             Roland D. Pampel
                                             President, Chief Executive
                                             Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                           Title                       Date

/s/ Roland D. Pampel    President, Chief Executive Officer        June 18. 1996
Roland D. Pampel        Director (Principal Executive Officer)

/s/ Peter J. Minihane   Executive Vice President of Operations    June 18, 1996
Peter J. Minihane       Chief Financial Officer and Treasurer
                        (Principal Financial Officer and
                        Principal Accounting Officer)

/s/ James M. Dow        Chairman of the Board                     June 18, 1996
James M. Dow

/s/ Donald G. Kennedy           Director                          June 18, 1996
Donald G. Kennedy

/s/ Fred L. Luconi              Director                          June 18, 1996
Fred L. Luconi


/s/ John C. Rutherford          Director                          June 18, 1996
John C. Rutherford

/s/ Michael I. Schneider        Director                          June 18, 1996
Michael I. Schneider

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Microcom, Inc:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Microcom, Inc.'s 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 12, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP



Boston, Massachusetts,
June 19, 1996

                                                                Schedule II

                                MICROCOM, INC.

                                       Valuation and Qualifying Accounts
                                                (In thousands)


Description                                    Balance at         Charged to  Charged to      Deductions     Balance at
                                              Beginning of         Costs and    Other                       End of Period
                                                 Period            Expenses    Accounts
- --------------------------------------------------------------------------------------------------------------------------

Fiscal Year Ended March 31,:

Reserve for doubtful Accounts:

            1992                                   382                360        --              396             346
            1993                                   346                271        --              224             393
            1994                                   393                 --        --              147             246
            1995                                   246                134        --              130             250
            1996                                   250                202        --              169             283

Accumulated amortization of
purchased technology:

            1992                                    --                 --        --               --              --
            1993                                    --                 --        --               --              --
            1994                                    --                 --        --               --              --
            1995                                    --                 75        --               --              75
            1996                                    75                742        --               --             817

Accumulated amortization of
goodwill:

            1992                                 1,491                530        --               --           2,021
            1993                                 2,021                531        --               --           2,552
            1994                                 2,552                530        --               --           3,082
            1995                                 3,082                531        --               --           3,613
            1996                                 3,613                530        --               --           4,143

Accumulated amortization of
nondisclosure and noncompete
agreements:

            1992                                    --                 --       --                --              --
            1993                                    --                 --       --                --              --
            1994                                    --                 --       --                --              --
            1995                                    --                 --       --                --              --
            1996                                    --                 28       --                --              28