Form 10-Q
period 1996-06-30
MICROCOM INC
filed 1996-08-14
CIK 795571

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the transition period from               to
                               --------------  -------------

                           Commission File No. 0-14805
                                 MICROCOM, INC.
             (Exact name of registrant as specified in its charter)


                            ------------------------

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

                            ------------------------


Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1996, 15,942,640.

================================================================================

                                 MICROCOM, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS ........................................  3

CONSOLIDATED STATEMENTS OF OPERATIONS ..............................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS ..............................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS ..........................................  7



PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K.................................... 10

SIGNATURES ......................................................... 11

PART I.  FINANCIAL INFORMATION


                                 MICROCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                            JUNE 30, 1996      MARCH 31, 1996
                                                                            -------------      --------------
                              ASSETS                                         (Unaudited)

Current assets:
  Cash and equivalents..................................................      $  5,334             $ 27,336
  Accounts receivable, less allowance for doubtful accounts of $305
     and $283 at June 30, 1996 and March 31, 1996, respectively.........        46,243               41,811
  Inventories...........................................................        52,775               37,391
  Prepaid expenses and other current assets.............................         1,780                1,695
                                                                              --------             --------
    Total current assets................................................       106,132              108,233
Property and equipment, net.............................................         9,329                7,703
Other assets, net.......................................................        14,616               13,263
                                                                              --------             --------
                                                                              $130,077             $129,199
                                                                              ========             ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of capitalized leases and short-term debt.............      $  9,734             $  1,073
  Accounts payable......................................................        10,754               19,483
  Accrued expenses......................................................         2,569                3,348
                                                                              --------             --------
    Total current liabilities...........................................        23,057               23,904
                                                                              --------             --------
Long-term portion of capitalized leases.................................         1,971                2,186
                                                                              --------             --------

Stockholders' equity:
  Common stock, $.01 par value, authorized - 30,000 shares,
    issued - 16,924 shares at June 30, 1996, and 16,772 shares
    at March 31, 1996...................................................           169                  168
  Capital in excess of par value........................................       118,631              116,747
  Stock loans - related parties.........................................        (2,209)              (2,209)
  Accumulated deficit...................................................        (8,818)              (9,099)
  Treasury stock, at cost, 981 shares...................................        (2,613)              (2,613)
  Cumulative translation adjustment.....................................          (111)                 115
                                                                              --------             --------
    Total stockholders' equity..........................................       105,049              103,109
                                                                              --------             --------
                                                                              $130,077             $129,199
                                                                              ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (Unaudited)

(In thousands, except per share amounts)

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                               1996                 1995
                                                                               ----                 ----

Net sales...............................................................      $41,777             $28,555
Cost of sales...........................................................       27,485              15,802
                                                                              -------             -------
Gross margin............................................................       14,292              12,753
                                                                              -------             -------

Operating expenses:
  Research and development..............................................        4,596               3,378
  Sales and marketing...................................................        7,350               5,174
  General and administrative............................................        1,776               1,129
                                                                              -------             -------
    Total operating expenses............................................       13,722               9,681
                                                                              -------             -------

Income from operations..................................................          570               3,072
Interest income.........................................................           53                   4
Interest and other expense, net.........................................         (292)               (588)
                                                                              -------             -------
Income before income taxes..............................................          331               2,488
Provision for income taxes..............................................           50                 373
                                                                              -------             -------
Net income..............................................................      $   281             $ 2,115
                                                                              =======             =======

Net income per share....................................................      $   .02             $   .17
                                                                              =======             =======

Weighted average number of shares outstanding...........................       16,857              12,708
                                                                              =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (Unaudited)

(In thousands)

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                  1996                1995
                                                                                  ----                ----
Cash flows from operating activities:
  Net income............................................................        $    281           $  2,115

Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization.......................................           2,842              1,775
    Changes in assets and liabilities:
      Accounts receivable, net..........................................          (4,432)            (3,967)
      Inventories.......................................................         (15,384)               (70)
      Prepaid expenses and other current assets.........................             (85)               (57)
      Accounts payable and accrued expenses.............................          (9,508)             5,421
                                                                                --------           --------
       Net cash (used in) provided by operating activities..............         (26,286)             5,217
                                                                                --------           --------
Cash flows used in investing activities:
    Capitalized software development costs and purchased technology.....          (2,025)            (1,117)
    Purchase of property and equipment..................................          (2,580)              (565)
    Other assets and equity investments.................................            (656)               (43)
                                                                                --------           --------
        Net cash used in investing activities...........................          (5,261)            (1,725)
                                                                                --------           --------
Cash flows provided by financing activities:
  Borrowings (payments) under the revolving credit line, net ...........           8,500            (12,020)
  Exercise of stock options and employee stock purchase plan............           1,325              1,460
  Payment on capitalized leases.........................................             (54)               (83)
  Proceeds from public offering, net....................................             --              50,418
  Repayment of stock loans..............................................             --                 147
  Banker acceptance on inventory purchases..............................             --                (195)
                                                                                --------           --------
       Net cash provided by financing activities........................           9,771             39,727
                                                                                --------           --------

Effect of exchange rates on cash........................................            (226)               --
                                                                                --------           -------

Net (decrease) increase in cash and equivalents.........................         (22,002)            43,219
Cash and equivalents at beginning of period.............................          27,336                863
                                                                                --------           --------
Cash and equivalents at end of period...................................        $  5,334           $ 44,082
                                                                                ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(in thousands)

NOTE 1.  BASIS FOR PRESENTATION

The consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations and cash flows for the quarters ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full fiscal year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.


NOTE 2.  INVENTORIES

                                                             JUNE 30, 1996           MARCH 31, 1996
                                                             -------------           --------------

Raw materials...................................                $15,570                  $ 9,601
Finished goods..................................                 37,205                   27,790
                                                                -------                  -------
                                                                $52,775                  $37,391
                                                                =======                  =======


NOTE 3.  PROPERTY AND EQUIPMENT

                                                                                              Depreciable Life
                                                 JUNE 30, 1996         MARCH 31, 1996              in Years
                                                 -------------         --------------         ----------------
Computer equipment and software.................   $ 11,432               $ 11,029                   2-3
Machinery and equipment.........................      3,576                  3,090                   3-7
Furniture and fixtures..........................      2,127                  1,659                     8
Leasehold improvements..........................      2,471                  2,327              Life of Lease
                                                   --------               --------
                                                     19,606                 18,105
Accumulated depreciation and amortization.......    (10,277)               (10,402)
                                                   --------               --------
                                                   $  9,329               $  7,703
                                                   ========               ========


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net Sales - In the first quarter of fiscal 1997, net sales increased by $13,222,000, or 46%, from the same period in fiscal 1996. The increase was primarily attributable to increased sales of V.34 modem products and customized 12 port V.34 modem boards. Unit sales of remote site modems increased by more than three times the volume of the same period of a year ago, reflecting the market demand for high speed remote access communication products. Additionally, volume shipments of new products principally customized 12 port V.34 modem boards accounted for approximately 28% of the Company's total net sales. These increases in sales were offset by a decrease in net sales of central site remote network access products particularly the High Density Management Systems products (HDMS). During the first quarter of fiscal 1997 the favorable impact from increased unit volume was partially offset by competitive pricing pressures especially in the United States and European markets. A significant portion of the first quarter sales were made to one original equipment manufacturer (OEM) customer, which accounted for 24% of net sales. International sales were $17,262,000 in the first quarter of fiscal 1997, representing 41% of net sales, as compared to $9,092,000 in the first quarter of fiscal 1996, or 32% of net sales. The increase in fiscal 1997 international sales was primarily due to increased V.34 modem sales.

Gross Margin - Gross margins for the first quarter of fiscal 1997 and 1996, were 34% and 45%, respectively. The decrease was primarily due to increase volume of lower margin modem products, coupled with the decline in sales of higher margin HDMS products. Due to the change in product mix the Company expects continued pressure on gross margins.

Research and Development - Research and development expenses increased by 36% in the first quarter of fiscal 1997 to $4,596,000 as compared to $3,378,000 in the first quarter of fiscal 1996. The increase in research and development expenses was principally due to the hiring of additional engineering personnel and increased consulting and contract professional fees relating to continued investment in new and existing technologies.

Sales and Marketing - In the first quarter of fiscal 1997, sales and marketing expenses increased by $2,176,000, or 42%, over the same period in fiscal 1996 due to increased variable selling expenses attributable to increased sales. The increases were directly related to the expansion of the Company's international distribution channels and marketing programs, primarily advertising.

General and Administrative - In the first quarter of fiscal 1997, general and administrative expenses were $1,776,000, compared to $1,129,000 in the prior fiscal year. General and administrative expenses were 4% of net sales for first quarter of in fiscal 1997 and fiscal 1996. The Company's goal is to maintain general and administrative spending at 4% of net sales

Interest Income and Expense - Interest income increased in the first quarter of fiscal 1997 by $49,000 to $53,000 and interest and other expense decreased by $296,000 to $292,000. The decrease in interest and other expense was primarily due to a decrease in interest paid on reduced borrowings under the Company's revolving credit facility.

Income Taxes - The Company's effective tax rate was 15% for both periods reported. The difference between the statutory rate and the effective tax rate reflects the utilization of a portion of the Company's net operating loss carry forwards. At June 30, 1996, the Company had available $16,817,000 in net operating loss carry forwards, which may be used to offset future taxable income, and $4,169,000 in research and development and other tax credit carry forwards, which may be used to offset future taxes payable. These carry forwards expire through 2009 and are subject to review and possible adjustment by the Internal Revenue Service.

Net Income and Net Income Per Share - For the reasons stated above, net income for the first quarter of fiscal 1997 was $281,000 as compared to net income of $2,115,000 for the first quarter of fiscal 1996, and net income per share for the first quarter of fiscal 1997 was $.02 as compared to $.17 for the first quarter of fiscal 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents decreased by $22,002,000 in the first quarter of fiscal 1997, compared to an increase of $43,219,000 in the first quarter of fiscal 1996. The decrease in cash and equivalents for the first quarter of fiscal 1997 was primarily due to the use of $26,286,000 in cash in operating activities, specifically, increases in accounts receivable of $4,432,000, inventories of $15,384,000, and a decrease in accounts payable and accrued expenses of $9,508,000. The increase in accounts receivable is a combination of a 46% increase in net sales in the first quarter of fiscal 1997, coupled with the growth in international net sales where payment cycles are longer. The increase in inventory reflects an anticipated increase in net sales associated with new product offerings in the central site product line and delayed buying decisions in the first quarter of fiscal 1997 by a few major customers. Cash flows from investing activities in the first quarter of fiscal 1997 included continued investments in software development costs of $2,025,000, and purchases of property and equipment in the amount of $2,580,000, in both instances to support the development of new products and growth of the Company. In addition, issuance of additional shares of common stock under the Company's stock plans resulted in proceeds of $1,325,000.

As of June 30, 1996, the Company had $5,334,000 in cash and equivalents. In addition, the Company had a bank revolving credit facility which allowed the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $25,000,000 (increased to $45,000,000 by a subsequent amendment on July 8, 1996) or (ii) an amount based on the Company's eligible accounts receivable and inventory. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit and bankers' acceptances and by a percentage of the Company's exposure under foreign currency exchange contracts. Under the terms of the credit facility, interest is at the bank's prime rate (8 1/2% at June 30, 1996) and the Company is required to comply with certain covenants. At June 30, 1996, the Company was contingently liable with respect to $11,314,000 in outstanding letters of credit and its bank credit availability was approximately $5,186,000. At June 30, 1996, there were $8,500,000 in borrowings under the credit facility and the Company was in compliance with all covenants.

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

FOREIGN CURRENCY HEDGING

To date, all of the Company's transactions (including customer sales and purchases from vendors) have been denominated in U.S. dollars, except for transactions in Japan and an immaterial amount of transactions in the U.K. The Company's policy is to hedge the currency risk by entering into forward contracts. The gains or losses on such contracts are deferred until the contracts are settled and are then recognized as other income or expense. The Company had no foreign currency contracts outstanding at June 30, 1996, and $115,000 in foreign currency contracts at June 30, 1995. The Company had no material gains or losses on these contracts.

INDUSTRY TRENDS

In July 1996, one of the Company's major OEM customers, Cisco Systems, Inc., announced the acquisition of a company which competes in certain areas with the Company's modem technology business. This acquisition is reflective of a continuing trend toward consolidation in the industry which makes products for distributed enterprise-wide computing networks ("intranets") and online services supporting access to the Internet. Although the Company's relationship with Cisco remains strong and has recently been enhanced and management believes that the Company's focus on expanding its OEM relationships is a sound strategy for growth, there can be no assurance that such consolidations of customers with competitors will not materially and adversely affect its OEM business, results of operations or financial condition.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are described above and in the risk factors set forth in Part I of the Company's Form 10-K for the fiscal year ended March 31, 1996 filed with the Securities and Exchange Commission, including, among others, the risks associated with (i) the Company's focus on expanding its OEM relationships as described above in Industry Trends and the Company's reliance on indirect distribution channels generally, (ii) the need to develop new products and respond to rapid changes in technology, (iii) the highly competitive markets in which the Company participates, (iv) the Company's efforts to generate and maintain sales to telecommunications carriers, (v) the Company's dependence on suppliers and subcontractors, (vi) the Company's dependence on and the need to protect its proprietary technology, (vii) the Company's dependence on international operations, and (viii) the Company's focus on central site and remote access markets. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS.

                    Exhibit 10.1 - Amendment to credit agreement
                    Exhibit 10.2 - Revolving credit agreement dated July 8, 1996
                    Exhibit 10.3 - Amended and Restated Promissory Note in the
                                   principal amount of $20,000,000 dated July
                                   8, 1996 made by the Registrant to the
                                   order of BayBank.
                    Exhibit 10.4 - Amended and Restated Promissory Note in the
                                   principal amount of $15,000,000 dated July
                                   8, 1996 made by the Registrant to the
                                   order of The First National Bank of Boston.
                    Exhibit 10.5 - Amended and Restated Promissory Note in the
                                   principal amount of $10,000,000 dated July
                                   8, 1996 made by the Registrant to the
                                   order of Silicon Valley Bank.
                    Exhibit 10.6 - Secured promissory note made by James M. Dow to the order of the registrant in the
                                   connection with stock loan.
                    Exhibit 11.0 - Calculation of net income per share.
                    Exhibit 27.0 - Financial Data Schedule

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

DATE: AUGUST 14, 1996    BY: /s/  Roland D. Pampel
     ----------------        --------------------------------------------
                             Roland D. Pampel, President
                             Chief Executive Officer and Director

DATE: AUGUST 14, 1996    BY: /s/  Peter J. Minihane
     ----------------        -------------------------------------------
                             Peter J. Minihane, Executive Vice President
                             Chief Financial Officer and Treasurer