Form 10-Q
period 1996-09-30
MICROCOM INC
filed 1996-11-14
CIK 795571

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    -------------

                           Commission File No. 0-14805
                                 MICROCOM, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------


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

                               ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1996, 16,012,780.

--------------------------------------------------------------------------------

                                 MICROCOM, INC.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS ...............................................  3

CONSOLIDATED STATEMENTS OF OPERATIONS .....................................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS .....................................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS .............................................................  7



PART II. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........................ 10

EXHIBITS AND REPORTS ON FORM 8-K........................................... 10

SIGNATURES ................................................................ 11

PART I. FINANCIAL INFORMATION

                                 MICROCOM, INC.

                                           CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
(In thousands)
                                                                               SEPTEMBER 30, 1996   MARCH 31, 1996
                                                                               ------------------   --------------
                                 ASSETS

Current assets:
   Cash and equivalents ....................................................        $  7,326            $ 27,336
   Accounts receivable, less reserves of $305 and $283 at
     September 30, 1996 and March 31, 1996, respectively ...................          45,291              41,811
   Inventories .............................................................          51,872              37,391
   Prepaid expenses and other current assets ...............................           1,929               1,695
                                                                                    --------            --------
     Total current assets ..................................................         106,418             108,233
Property and equipment, net ................................................          10,535               7,703
Other assets, net ..........................................................          17,649              13,263
                                                                                    --------            --------
                                                                                    $134,602            $129,199
                                                                                    ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capitalized leases and short-term debt ...............        $  9,905            $  1,073
   Accounts payable ........................................................          13,513              19,483
   Accrued expenses ........................................................           2,487               3,348
                                                                                    --------            --------
     Total current liabilities .............................................          25,905              23,904
                                                                                    --------            --------
Long-term portion of capitalized leases ....................................           3,057               2,186
                                                                                    --------            --------


Stockholders' equity:
   Common stock, $.01 par value, authorized - 30,000 shares, issued - 16,994 shares at September 30, 1996, and 16,772 shares
     at March 31, 1996 .....................................................             170                 168
   Capital in excess of par value ..........................................         118,622             116,747
   Stock loans - related parties ...........................................          (2,209)             (2,209)
   Accumulated deficit .....................................................          (8,170)             (9,099)
   Treasury stock, at cost, 981 shares .....................................          (2,613)             (2,613)
   Cumulative translation adjustment .......................................            (160)                115
                                                                                    --------            --------
     Total stockholders' equity ............................................         105,640             103,109
                                                                                    --------            --------
                                                                                    $134,602            $129,199
                                                                                    ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           (Unaudited)
(In thousands, except per share amounts)
                                                   Three Months Ended         Six Months Ended
                                                  --------------------      --------------------
                                                   1996         1995         1996         1995
                                                  -------      -------      -------      -------
Net sales ...................................     $42,433      $32,809      $84,210      $61,364
Cost of sales ...............................      27,330       18,651       54,815       34,453
                                                  -------      -------      -------      -------
Gross margin ................................      15,103       14,158       29,395       26,911
                                                  -------      -------      -------      -------

Operating expenses:
   Research and development .................       4,648        3,524        9,244        6,902
   Sales and marketing ......................       7,371        6,062       14,721       11,236
   General and administrative ...............       2,030        1,205        3,806        2,334
                                                  -------      -------      -------      -------
     Total operating expenses ...............      14,049       10,791       27,771       20,472
                                                  -------      -------      -------      -------

Income from operations ......................       1,054        3,367        1,624        6,439
Interest income .............................           1          535           54          539
Interest and other expense, net .............        (293)        (269)        (585)        (857)
                                                  -------      -------      -------      -------
Income before income taxes ..................         762        3,633        1,093        6,121
Provision for income taxes ..................         114          545          164          918
                                                  -------      -------      -------      -------
Net income ..................................     $   648      $ 3,088      $   929      $ 5,203
                                                  =======      =======      =======      =======

Net income per share ........................     $   .04      $   .19      $   .06      $   .36
                                                  =======      =======      =======      =======

Weighted average number of shares outstanding      16,548       16,523       16,795       14,614
                                                  =======      =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                               (Unaudited)
(In thousands)
                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                     1996         1995
                                                                                   --------     --------
Cash flows from operating activities:
   Net income .................................................................    $    929     $  5,203

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization ............................................       4,876        3,655
     Changes in assets and liabilities:
       Accounts receivable, net ...............................................      (4,230)      (4,949)
       Inventories ............................................................     (14,481)      (4,326)
       Prepaid expenses and other current assets ..............................        (234)        (239)
       Accounts payable and accrued expenses ..................................      (6,831)       3,650
                                                                                   --------     --------
        Net cash (used in) provided by operating activities ...................     (19,971)       2,994
                                                                                   --------     --------

Cash flows used in investing activities:
     Capitalized software development costs and purchased technology ..........      (4,081)      (2,607)
     Purchase of property and equipment .......................................      (4,803)      (1,778)
     Other assets and equity investments ......................................      (1,900)        (122)
                                                                                   --------     --------
         Net cash used in investing activities ................................     (10,784)      (4,507)
                                                                                   --------     --------

Cash flows provided by financing activities:
   Borrowings (payments) under the revolving credit line, net .................       8,268      (12,020)
   Exercise of stock options and employee stock purchase plan .................       1,317        2,005
   Borrowings on capitalized leases ...........................................       1,435        1,189
   Proceeds from public offering, net .........................................          --       50,418
   Repayment of stock loans ...................................................          --          147
   Banker acceptance on inventory purchases ...................................          --         (195)
                                                                                   --------     --------
        Net cash provided by financing activities .............................      11,020       41,544
                                                                                   --------     --------

Effect of exchange rates on cash ..............................................        (275)          --
                                                                                   --------     --------

Net (decrease) increase in cash and equivalents ...............................     (20,010)      40,031
Cash and equivalents at beginning of period ...................................      27,336          863
                                                                                   --------     --------
Cash and equivalents at end of period .........................................    $  7,326     $ 40,894
                                                                                   ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(in thousands)



NOTE 1. BASIS FOR PRESENTATION

The consolidated balance sheet as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three and six months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full fiscal year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.

NOTE 2. INVENTORIES
                                                            SEPTEMBER 30, 1996   MARCH 31, 1996
                                                            ------------------   --------------
Raw materials........................................             $12,730           $ 9,601
Finished goods.......................................              39,142            27,790
                                                                  -------           -------
                                                                  $51,872           $37,391
                                                                  =======           =======

NOTE 3. PROPERTY AND EQUIPMENT
                                                                                             Depreciable Life
                                                     SEPTEMBER 30, 1996    MARCH 31, 1996        in Years
                                                     ------------------    --------------    ----------------
Computer equipment and software......................     $ 13,163             $ 11,029              2-3
Machinery and equipment..............................        4,006                3,090              3-7
Furniture and fixtures...............................        2,144                1,659                8
Leasehold improvements...............................        2,492                2,327        Life of Lease
                                                          --------             --------
                                                            21,805               18,105
Accumulated depreciation and amortization............      (11,270)             (10,402)
                                                          --------             --------
                                                          $ 10,535             $  7,703
                                                          ========             ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales - Net sales for the three and six month periods ended September 30, 1996, were $42,433,000 and $84,210,000, respectively, a 29% and 37% increase from the same periods in fiscal year 1996. These increases were primarily attributable to increased sales of central site, customized 4 and 12 port V.34 modem boards. These products were introduced in the last half of the previous fiscal year and for the three and six month periods ended September 30, 1996, accounted for approximately 28% and 34%, of net sales, respectively. These increases in sales were offset by a decrease in net sales of central site access products particularly the High Density Management Systems products (HDMS), in the telecommunications market, coupled with competitive pricing pressures on remote site V.34 modem products. International sales for the three and six month periods of fiscal 1997 were $17,262,000 and $32,914,000 as compared to $9,092,000 and $23,401,000 for the same periods last year. These increases in international sales were primarily due to increased sales of remote site V.34 modem products, especially in the Asia Pacific, Japanese and South African markets. In the second quarter of fiscal year 1997, sales made to one original equipment manufacturer (OEM) customer, accounted for 30% of net sales.

Gross Margin - Gross margins for the three and six month periods ended September 30, 1996, were 36% and 35%, respectively, of net sales as compared to 43% and 44% for the same periods last year. The decrease was primarily due to increased unit volume of lower margin customized modem boards and remote site V.34 modem products, coupled with the decline in sales of higher margin HDMS products. Due to the change in product mix the Company expects continued pressure on gross margins.

Research and Development - During the three and six month periods ended September 30, 1996, research and development expenses increased $1,124,000 and $2,342,000, respectively, or 32% and 34% from the same periods last year. These increases reflect the Company's continued investment in new and existing technologies and were principally due to the hiring of additional engineering personnel and increased consulting and contract professional fees.

Sales and Marketing - In the three and six month periods ended September 30, 1996, sales and marketing expenses increased by $1,309,000 and $3,485,000, respectively, or 22% and 31% from the same periods last year. The increases were directly related to the expansion of the Company's international distribution channels and marketing programs.

General and Administrative - During the three and six month periods ended September 30, 1996, general and administrative expenses were $2,030,000 and $3,806,000, respectively, as compared to $1,205,000 and $2,334,000, respectively, in the previous fiscal year. The Company's goal is to maintain general and administrative spending at 4% of net sales.

Interest Income and Expense - In the three and six month periods ended September 30, 1996, interest income decreased $534,000 and $485,000, respectively. Additionally, interest and other expense increased to $293,000 and $585,000 for the same periods of this fiscal year. Both the decrease in interest income and the increase in interest and other expense were primarily a result of the increased borrowings under the Company's revolving credit facility during the first six months of fiscal 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents decreased by $20,010,000 in the first six months of fiscal 1997. The decrease from the beginning of fiscal 1997 was primarily due to the use of $19,971,000 in cash in operating activities, specifically, increases in accounts receivable of $4,230,000, inventories of $14,481,000, and a decrease in accounts payable and accrued expenses of $6,831,000. The increase in accounts receivable is a combination of a 37% increase in net sales in the first half of fiscal 1997, coupled with the growth in international net sales where payment cycles are longer. The increase in inventory reflects an anticipated increase in net sales associated with new product offerings in the central site product line and delayed buying decisions in the first six months of fiscal 1997 by a few major customers. Cash flows used in investing activities in the first six months of fiscal 1997 included continued investments in software development costs of $4,081,000, and purchases of property and equipment of $4,803,000, in both instances to support the development of new products and growth of the Company. In addition, issuance of additional shares of common stock under the Company's stock plans resulted in proceeds of $1,317,000.

As of September 30, 1996, the Company had $7,326,000 in cash and equivalents. In addition, the Company had a bank revolving credit facility which allowed the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $45,000,000 or (ii) an amount based on the Company's eligible accounts receivable. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit. Under the terms of the credit facility, interest is at the bank's prime rate (8 1/4% at September 30, 1996) and the Company is required to comply with certain covenants. At September 30, 1996, the Company was contingently liable with respect to $7,000,000 in outstanding letters of credit and its bank credit availability was approximately $7,519,000. At September 30, 1996, there were $8,268,000 in borrowings under the credit facility and the Company was in compliance with all covenants.

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


FOREIGN CURRENCY HEDGING

To date, all of the Company's transactions (including customer sales and purchases from vendors) have been denominated in U.S. dollars, except for transactions in Japan and an immaterial amount of transactions in the U.K. The Company's policy is to hedge the currency risk by entering into forward contracts. The gains or losses on such contracts are deferred until the contracts are settled and are then recognized as other income or expense. As of September 30, 1996, the Company had $1,374,000 in foreign currency contracts outstanding. The Company had no material unrealized gains or losses on these contracts.


INDUSTRY TRENDS

In July, 1996 one of the Company's major OEM customers, Cisco Systems, Inc., announced the acquisition of a company which competes in certain areas with the Company's modem technology business. This acquisition is reflective of a continuing trend toward consolidation in the industry which makes products for distributed enterprise-wide computing networks ("intranets") and online services supporting access to the Internet. Although the Company's relationship with Cisco remains strong and management believes that the Company's focus on expanding its OEM relationships is a sound strategy for growth, there can be no assurance that such consolidations of customers with competitors will not materially and adversely affect its OEM business, results of operations or financial condition.

CAUTIONARY STATEMENT

When used anywhere in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are described above and in the risk factors set forth in Part I of the Company's Form 10K for the fiscal year ended March 31, 1996 filed with the Securities and Exchange Commission, including, among others, the risks associated with (i) the Company's focus on expanding its OEM relationships as described above in Industry Trends and the Company's reliance on indirect distribution channels generally, (ii) the need to develop new products and respond to rapid changes in technology, (iii) the highly competitive markets in which the Company participates, (iv) the Company's efforts to generate and maintain sales to telecommunications carriers, (v) the Company's dependence on suppliers and subcontractors, (vi) the Company's dependence on and the need to protect its proprietary technology, (vii) the Company's dependence on international operations, and (viii) the Company's focus on central site and remote access markets. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company's Annual Meeting of Stockholders was held on July 18,
          1996. At the meeting, the following matters were voted upon:

          1a. Election of John C. Rutherford as director of the Company.
                          For             Against          Withheld           Abstain      Broker Non-Votes
                       ----------          -------          --------           -------      ----------------
                       11,920,482            0              660,714              0                 0

          1b. Election of Michael I. Schneider as a director of the Company.
                          For             Against          Withheld           Abstain      Broker Non-Votes
                       ----------         -------          --------           -------      ----------------
                       12,017,682            0              563,514              0                 0

          2.  Approval of an amendment to the Company's 1982 Stock Option And
              Stock Purchase Plan increasing the number of shares issuable thereunder by 700,000 shares.
                          For             Against           Abstain      Broker Non-Votes
                       ---------         ---------          -------      ----------------
                       8,567,462         3,691,073          50,203            272,458

          3.  Approve the selection by the Board of Arthur Andersen LLP as the Company's independent auditors.
                          For             Against           Abstain      Broker Non-Votes
                    ----------------      ------            -------      ----------------
                       12,523,894         33,865            23,437               0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS.

              Exhibit 11.0 - Calculation of net income per share Exhibit
              Exhibit 27.0 - Financial Data Schedule

          (B) REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:    November 14, 1996        BY:       /s/  Roland D. Pampel
     ----------------------------    -------------------------------------------
                                             Roland D. Pampel, President
                                         Chief Executive Officer and Director





DATE:   November 14, 1996         BY:         /s/  Peter J. Minihane
     ----------------------------    -------------------------------------------
                                     Peter J. Minihane, Executive Vice President
                                        Chief Financial Officer and Treasurer