Form 10-Q
period 1996-12-31
MICROCOM INC
filed 1997-02-14
CIK 795571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to_____________


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

                        --------------------------------

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1996, 16,122,226.

--------------------------------------------------------------------------------

                                 MICROCOM, INC.

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS ............................................  3

CONSOLIDATED STATEMENTS OF OPERATIONS ..................................  4

CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................  6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ..............................................  7



PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K........................................ 10

SIGNATURES ............................................................. 11

PART I.  FINANCIAL INFORMATION


                                 MICROCOM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

(In thousands)

                                                                   DECEMBER 31, 1996   MARCH 31, 1996
                                                                   -----------------   --------------

                       ASSETS

Current assets:
  Cash and equivalents ..........................................     $   9,060           $  27,336
  Accounts receivable, less reserves of $412 and $283 at
   December 31, 1996 and March 31, 1996, respectively ...........        50,405              41,811
  Inventories ...................................................        51,911              37,391
  Prepaid expenses and other current assets .....................         1,635               1,695
                                                                      ---------           ---------
   Total current assets .........................................       113,011             108,233
Property and equipment, net .....................................        12,325               7,703
Other assets, net ...............................................        17,731              13,263
                                                                      ---------           ---------
                                                                      $ 143,067           $ 129,199
                                                                      =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capitalized leases and short-term debt .....     $  11,559           $   1,073
  Accounts payable ..............................................        16,839              19,483
  Accrued expenses ..............................................         3,069               3,348
                                                                      ---------           ---------
   Total current liabilities ....................................        31,467              23,904
                                                                      ---------           ---------
Long-term portion of capitalized leases .........................         3,041               2,186
                                                                      ---------           ---------

Stockholders' equity:
  Common stock, $.01 par value, authorized - 30,000 shares,
   issued - 17,103 shares at December 31, 1996, and 16,772 shares
   at March 31, 1996 ............................................           171                 168
  Capital in excess of par value ................................       119,560             116,747
  Stock loans - related parties .................................        (2,209)             (2,209)
  Accumulated deficit ...........................................        (6,286)             (9,099)
  Treasury stock, at cost, 981 shares ...........................        (2,613)             (2,613)
  Cumulative translation adjustment .............................           (64)                115
                                                                      ---------           ---------
   Total stockholders' equity ...................................       108,559             103,109
                                                                      ---------           ---------
                                                                      $ 143,067           $ 129,199
                                                                      =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (Unaudited)


(In thousands, except per share amounts)

                                                     Three Months Ended            Nine Months Ended
                                                  ------------------------      ------------------------
                                                    1996           1995           1996           1995
                                                  ----------     ---------      ----------    ----------
Net sales ......................................  $  46,971      $  39,977      $ 131,181      $ 101,341
Cost of sales ..................................     29,811         23,821         84,626         58,274
                                                  ---------      ---------      ---------      ---------
Gross margin ...................................     17,160         16,156         46,555         43,067
                                                  ---------      ---------      ---------      ---------

Operating expenses:
  Research and development .....................      5,030          4,316         14,274         11,218
  Sales and marketing ..........................      7,415          6,175         22,136         17,411
  General and administrative ...................      1,654          1,750          5,460          4,084
                                                  ---------      ---------      ---------      ---------
   Total operating expenses ....................     14,099         12,241         41,870         32,713
                                                  ---------      ---------      ---------      ---------

Income from operations .........................      3,061          3,915          4,685         10,354
Interest income ................................          3            339             57            878
Interest and other expense, net ................       (847)          (185)        (1,432)        (1,042)
                                                  ---------      ---------      ---------      ---------
Income before income taxes .....................      2,217          4,069          3,310         10,190
Provision for income taxes .....................        333            610            497          1,528
                                                  ---------      ---------      ---------      ---------
Net income .....................................  $   1,884      $   3,459      $   2,813      $   8,662
                                                  =========      =========      =========      =========

Net income per share ...........................  $     .11      $     .21      $     .17      $     .57
                                                  =========      =========      =========      =========

Weighted average number of shares outstanding ..     16,790         16,715         16,818         15,196
                                                  =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                   (Unaudited)

(In thousands)

                                                                         NINE MONTHS ENDED
                                                                       ----------------------
                                                                         1996         1995
                                                                       --------      --------

Cash flows from operating activities:
  Net income .....................................................     $  2,813      $  8,662

Adjustments to reconcile net income to net cash used in
 operating activities:
   Depreciation and amortization .................................        8,170         5,485
   Changes in assets and liabilities:
     Accounts receivable, net ....................................       (9,344)      (15,383)
     Inventories .................................................      (14,520)       (7,125)
     Prepaid expenses and other current assets ...................           60          (602)
     Accounts payable and accrued expenses .......................       (2,923)        8,281
                                                                       --------      --------
      Net cash used in operating activities ......................      (15,744)         (682)
                                                                       --------      --------

Cash flows used in investing activities:
   Capitalized software development costs and purchased technology       (5,531)       (4,408)
   Purchase of property and equipment ............................       (7,662)       (3,077)
   Other assets and equity investments ...........................       (2,757)         (117)
                                                                       --------      --------
      Net cash used in investing activities ......................      (15,950)       (7,602)
                                                                       --------      --------

Cash flows provided by financing activities:
  Borrowings (payments) under the revolving credit line, net .....        9,768       (12,020)
  Exercise of stock options and employee stock purchase plan .....        2,256         3,895
  Borrowings on capitalized leases ...............................        1,573         2,687
  Proceeds from public offering, net .............................           --        50,418
  Repayment of stock loans .......................................           --           461
  Banker acceptance on inventory purchases .......................           --          (195)
                                                                       --------      --------
      Net cash provided by financing activities ..................       13,597        45,246
                                                                       --------      --------

Effect of exchange rates on cash .................................         (179)           --
                                                                       --------      --------

Net (decrease) increase in cash and equivalents ..................      (18,276)       36,962
Cash and equivalents at beginning of period ......................       27,336           863
                                                                       --------      --------
Cash and equivalents at end of period ............................     $  9,060      $ 37,825
                                                                       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 MICROCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(in thousands)



NOTE 1.  BASIS FOR PRESENTATION

The consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the three and nine months ended December 31, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included, such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full fiscal year.

The financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements.


NOTE 2.  INVENTORIES

                                              DECEMBER 31, 1996      MARCH 31, 1996
                                              -----------------      --------------

Raw materials ........................              $14,629              $ 9,601
Finished goods .......................               37,282               27,790
                                                    -------              -------
                                                    $51,911              $37,391
                                                    =======              =======


NOTE 3.  PROPERTY AND EQUIPMENT

                                                                                Depreciable Life
                                           DECEMBER 31, 1996   MARCH 31, 1996      in Years
                                           -----------------   --------------   ----------------

Computer equipment and software .........       $ 15,683          $ 11,029             2-3
Machinery and equipment .................          4,217             3,090             3-7
Furniture and fixtures ..................          2,227             1,659               8
Leasehold improvements ..................          2,522             2,327        Life of Lease
                                                --------          --------
                                                  24,649            18,105
Accumulated depreciation and amortization        (12,324)          (10,402)
                                                --------          --------
                                                $ 12,325          $  7,703
                                                ========          ========

                                 MICROCOM, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales - Net sales for the three and nine month periods ended December 31, 1996, were $46,971,000 and $131,181,000, respectively, 17% and 29% increases from the same periods in fiscal year 1996. These increases were primarily attributable to increased sales of central site products which accounted for 76% and 59% of net sales for the three and nine month periods of this fiscal year. The growth within the central site segment was primarily due to sales of customized central site technology and the ISPorte, a recently announced managed modem chassis system. These increases in central site sales were offset by the decline in sales of remote site V.34 modems, coupled with decreased sales of HDMS within the central site telecommunications market. For the past year the Company has been signing strategic agreements with industry leading original equipment manufacturer (OEM) customers. The expansion of the OEM business has resulted in significant central site technology sales. Sales to OEM customers accounted for 28% of first quarter net sales, 42% of second quarter net sales and 60% of third quarter net sales. Two of the Company's OEM customers accounted for 53% of the Company's sales for the three months ended December 31, 1996. One customer accounted for 41% while the other accounted for 12%. International sales for the three and nine month periods of fiscal 1997 were $9,902,000 and $42,816,000 as compared to $24,162,000 and $47,563,000 for the same periods last year. These decreases in international sales were primarily due to decreased sales of remote site V.34 modem products, especially in the Asia Pacific, Japanese and South African markets.

Gross Margin - Gross margins for the three and nine month periods ended December 31, 1996, were 37% and 36%, respectively, of net sales as compared to 40% and 43% for the same periods last year. The decreases were primarily due to increased unit volume of lower margin customized modem boards and lower average selling price of the remote site V.34 modem products, coupled with the decline in sales of higher margin HDMS products. Due to the change in product mix the Company expects continued pressure on gross margins.

Research and Development - During the three and nine month periods ended December 31, 1996, research and development expenses increased $714,000 and $3,056,000, respectively, or 17% and 27% from the same periods last year. These increases reflect the Company's continued investment in new and existing technologies and were principally due to the hiring of additional engineering personnel and increased consulting and contract professional fees.

Sales and Marketing - In the three and nine month periods ended December 31, 1996, sales and marketing expenses increased by $1,204,000 and $4,725,000, respectively, or 20% and 27% from the same periods last year. The increases were directly related to the expansion of the Company's international distribution channels and marketing programs.

General and Administrative - During the three and nine month periods ended December 31, 1996, general and administrative expenses were $1,654,000 and $5,460,000, respectively, as compared to $1,750,000 and $4,084,000, respectively, in the previous fiscal year. The Company's goal is to maintain general and administrative spending at approximately 4% of net sales.

Interest Income and Expense - In the three and nine month periods ended December 31, 1996, interest income decreased $336,000 and $821,000, respectively. Additionally, interest and other expense increased $662,000 and $390,000 for the same periods of this fiscal year. Both the decrease in interest income and the increase in interest and other expense were primarily a result of increased borrowings under the Company's revolving credit facility, to meet working capital requirements, during the first nine months of fiscal 1997.

Income Taxes - The Company's effective tax rate was 15% for both periods reported. The difference between the statutory rate and the effective tax rate reflects the utilization of a portion of the Company's net operating loss carry forwards. At December 31, 1996, the Company had available $17,400,000 in net operating loss carry forwards, which may be used to offset future taxable income, and $4,719,000 in research and development and other tax credit carry forwards, which may be used to offset future taxes payable. These carry forwards expire through 2009 and are subject to review and possible adjustment by the Internal Revenue Service.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents decreased by $18,276,000 in the first nine months of fiscal 1997. The decrease from the beginning of fiscal 1997 was primarily due to the use of $15,744,000 in cash in operating activities, specifically, increases in accounts receivable of $9,344,000, inventories of $14,520,000, and a decrease in accounts payable and accrued expenses of $2,923,000. The increase in accounts receivable is a combination of a 29% increase in net sales in the first nine months of fiscal 1997, along with the growth in receivables with respect to distribution net sales where payment cycles are longer. The increase in inventory reflects an anticipated increase in net sales associated with new product offerings in the central site product line, coupled with decreased sales of remote site V.34 modem products and HDMS central site products. The Company has implemented marketing programs to reduce inventory balances of older product offerings. Cash flows used in investing activities in the first nine months of fiscal 1997 included continued investments in software development costs of $5,531,000, and purchases of property and equipment of $7,662,000, in both instances to support the development of new products and growth of the Company. In addition, issuance of additional shares of common stock under the Company's stock plans resulted in proceeds of $2,256,000.

As of December 31, 1996, the Company had $9,060,000 in cash and equivalents. In addition, the Company had a bank revolving credit facility which allowed the Company to borrow up to an amount (the "Maximum Borrowing Amount") equal to the lesser of (i) $45,000,000 or (ii) an amount based on the Company's eligible accounts receivable. The Maximum Borrowing Amount is reduced by amounts which may be drawn on outstanding letters of credit. Under the terms of the credit facility, interest is at the bank's prime rate (8 1/4 % at December 31, 1996) and the Company is required to comply with certain covenants. At December 31, 1996, the Company was contingently liable with respect to $2,500,000 in outstanding letters of credit and its bank credit availability was approximately $14,095,000. At December 31, 1996, there were $9,768,000 in borrowings under the credit facility and the Company was in compliance with all covenants.

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


FOREIGN CURRENCY HEDGING

To date, all of the Company's transactions (including customer sales and purchases from vendors) have been denominated in U.S. dollars, except for transactions in Japan and an immaterial amount of transactions in the U.K.. The Company's policy is to hedge the currency risk by entering into forward contracts. The gains or losses on such contracts are deferred until the contracts are settled and are then recognized as other income or expense. As of December 31, 1996, the Company had $3,572,000 in foreign currency contracts outstanding. The Company had no material unrealized gains or losses on these contracts.


INDUSTRY TRENDS

In July, 1996 the Company's major OEM customer, Cisco Systems, Inc. (CISCO), announced the acquisition of a company which competes in certain areas with the Company's central site technology business. This acquisition is reflective of a continuing trend toward consolidation in the industry which makes products for distributed enterprise-wide computing networks ("intranets") and online services supporting access to the Internet. Although the Company's relationship with Cisco remains strong and management believes that the Company's focus on expanding its OEM relationships is a sound strategy for growth, there can be no assurance that such consolidations will not materially and adversely affect its OEM business, results of operations or financial condition.

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




DATE:        February 14, 1997           BY:             /s/  Lewis A. Bergins
     ---------------------------------       ----------------------------------------------
                                                       Lewis A. Bergins, President
                                                  Chief Executive Officer and Director





DATE:        February 14, 1997           BY:             /s/  Peter J. Minihane
     ---------------------------------       ----------------------------------------------
                                               Peter J. Minihane, Executive Vice President
                                                   Chief Financial Officer and Treasurer